Form 10-Q
period 2018-06-30
New Frontier Corp
filed 2018-08-13
CIK 1737422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

NEW FRONTIER CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-38562	N/A
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

23rd Floor, 299 QRC

287-299 Queen’s Road Central

Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 852-6491-9230

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐      No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒      No  ☐

As of August 13, 2018, 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 11,712,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

NEW FRONTIER CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2018

2

PART I - FINANCIAL INFORMATION

NEW FRONTIER CORPORATION

3

NEW FRONTIER CORPORATION

CONDENSED BALANCE SHEET

June 30, 2018

(Unaudited)

Assets
Current assets:
Cash	$2,821,223
Prepaid expenses	126,219
Total current assets	2,947,442
Cash segregated in connection with Private Placement Warrants	7,750,000
Deferred offering costs	1,078,750
Total assets	$11,776,192

Liabilities and shareholders’ equity
Current liabilities:
Accrued expenses	$115,000
Accounts payable	853,503
Promissory note to sponsor	100,000
Due to affiliates	2,946,404
Deposit in connection with Private Placement Warrants	7,750,000
Total current liabilities	11,764,907

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; none issued and outstanding
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,712,500 shares issued and outstanding	1,171
Additional paid-in capital	23,829
Accumulated deficit	(13,715)
Total shareholders’ equity	11,285
Total liabilities and shareholders’ equity	$11,776,192

See accompanying notes to the unaudited condensed financial statements.

F-1

NEW FRONTIER CORPORATION

CONDENSED STATEMENT OF OPERATIONS

For the Period from March 28, 2018 (date of inception) through June 30, 2018

(Unaudited)

Revenue	$-
General and administrative fees	13,715
Net loss	$(13,715)

Weighted average shares outstanding of Class B ordinary shares	11,712,500
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)

See accompanying notes to the unaudited condensed financial statements.

NEW FRONTIER CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from March 28, 2018 (date of inception) through June 30, 2018

(Unaudited)

	Ordinary Shares				Total
	Class B		Additional Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - March 28, 2018 (date of inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to initial shareholders	11,712,500	1,171	23,829	-	25,000
Net loss	-	-	-	(13,715)	(13,715)
Balance - June 30, 2018	11,712,500	$1,171	$23,829	$(13,715)	$11,285

See accompanying notes to the unaudited condensed financial statements.

NEW FRONTIER CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Period from March 28, 2018 (date of inception) through June 30, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(13,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	4,321
Accounts payable	9,047
Net cash used in operating activities	(347)

Cash Flows from Financing Activities:
Proceeds received from promissory note from sponsor	100,000
Cash segregated in connection with Private Placement Warrants	7,750,000
Deposit in connection with Private Placement Warrants	(7,750,000)
Proceeds received as advance from affiliates	2,800,000
Payment of offering costs	(78,430)
Net cash provided by financing activities	2,821,570

Net increase in cash	2,821,223

Cash - beginning of the period	-
Cash - ending of the period	$2,821,223

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$844,456
Offering costs included in accrued expenses	$115,000
Offering costs included in due to affiliates	$15,864
Prepaid expenses paid by affiliates on behalf of the Company included in due to affiliates	$130,540
Formation and offering costs paid by Sponsor in exchange for Founder Shares	$25,000

See accompanying notes to the unaudited condensed financial statements.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

New Frontier Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on March 28, 2018. The functional currency of the Company is the United States dollar.

Sponsor

The Company’s sponsor is New Frontier Public Holding Ltd., a Cayman Islands exempted company (the “Sponsor”).

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet selected (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (as defined below) (the “Initial Public Offering”), although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

As of June 30, 2018, the Company had not commenced any operations. All activity for the period from March 28, 2018 (date of inception) through June 30, 2018 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 27, 2018.

Subsequent to June 30, 2018, on July 3, 2018, the Company consummated its Initial Public Offering of 28,750,000 units (each, a “Unit” and collectively, the “Units”), including 3,750,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $12.0 million, inclusive of $6.91 million in deferred underwriting commissions (Note 3). The Company intends to finance its initial Business Combination with the proceeds from the Initial Public Offering and a $7.75 million private placement of warrants (the “Private Placement”) (Note 4). Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million was held in a trust account (the “Trust Account”) (discussed below).

Trust Account

Upon the closing of the Initial Public Offering and Private Placement on July 3, 2018, $287.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a segregated trust account located in London at Citibank, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The Trust Account will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which was referred to as the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay income taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the Class A ordinary shares included in the Units being sold in the Initial Public Offering (the “public shares”) if the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering; or (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the Initial Public Offering.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, or (ii) provide the holders of the public shares, “public shareholders,” with the opportunity to redeem their public shares by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account but not previously released to the Company to pay income taxes. As a result, such ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is $10.00 per public ordinary share ($287,500,000 held in the Trust Account divided by 28,750,000 public ordinary shares).

The Company will only have 24 months from the closing of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Company’s amended and restated memorandum and articles of association provide that, in the event it commences a liquidation and all public shares have been redeemed, all Founder Shares (as defined below) not held by the Sponsor shall be surrendered to the Company for no consideration, such that only the Founder Shares held by the Sponsor share in any assets in liquidation.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and certain accredited investors have entered into forward purchase agreements (“Forward Purchase Agreements”) with the Company (the “anchor investors” and collectively with the Sponsor, the “initial shareholders”) pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and, with respect to the initial shareholders other than the anchor investors, public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and, with respect to the initial shareholders other than the anchor investors, public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if it has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame).

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus dated June 27, 2018 and filed with the SEC on June 29, 2018 and with the audited balance sheet included in the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2018. The Company had nominal activity for the period from March 28, 2018 (date of inception) through March 31, 2018. Therefore, there is no difference in the results of operations for the three months ended June 30, 2018 and the period from March 28, 2018 (date if inception) through June 30, 2018. The accompanying unaudited condensed interim financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the period presented. Interim results are not necessarily indicative of results for a full year.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At June 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted principally of costs incurred through the balance sheet date that are related to formation and the preparation for the Initial Public Offering. These costs together with the underwriters’ discount were charged to equity upon completion of the public offering in July 2018.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of June 30, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company's financial statements.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Initial Public Offering

Public Units

Subsequent to June 30, 2018, on July 3, 2018, the Company closed its Initial Public Offering of 28,750,000 Units at a price of $10.00 per Unit, including 3,750,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option. Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-half of one redeemable warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the Initial Public Offering. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered ordinary shares to the holder upon exercise of Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement governing the Company’s warrants.

Subsequent to June 30, 2018, the Company paid an underwriting discount at the closing of the Initial Public Offering of $3.95 million. An additional fee of $6.91 million was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Antony Leung and Carl Wu, Chairman and Chief Executive Officer of the Company, purchased 900,000 Units in the Initial Public Offering and certain other investors identified by Mr. Leung and Mr. Wu purchased 8.1 million Units in the Initial Public Offering. The underwriters did not and will not receive any underwriting discounts or commissions on the 9 million units purchased by such parties, including Mr. Leung and Mr. Wu.

4. Related Party Transactions

Founder Shares

During the period from March 28, 2018 (date of inception) through June 30, 2018, the Sponsor received 10,750,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), in exchange for a capital contribution of $25,000.

Up to 5,000,000 Class B ordinary shares were subject to forfeiture by the Sponsor and anchor investors ratably to the extent the aggregate amount committed to be purchased pursuant to the Forward Purchase Agreements would be less than $200,000,000.

On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration in connection with the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding, of which the Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 30, 2018. All share amounts have been retroactively restated to reflect the share capitalizations.

The Founder Shares are identical to the public shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

If the underwriters did not exercise their over-allotment option in full, the Sponsor would have forfeited up to 937,500 Founder Shares for no consideration. Subsequent to June 30, 2018, on July 3, 2018, the underwriters exercised the over-allotment option in full; thus, these shares are no longer subject to forfeiture.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor, Antony Leung and Carl Wu have agreed not to transfer, assign or sell any of its or his Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier of   (a) one year after the completion of the initial Business Combination with respect to 50% of its or his Founder Shares and any Class A ordinary shares issued upon conversion thereof, (b) two years after the completion of the initial Business Combination with respect to the remaining 50% of its or his Founder Shares and any Class A ordinary shares issued upon conversion thereof, and (c) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Anchor Investors and the members of the Company’s management team (other than Antony Leung and Carl Wu) have agreed to not transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier of   (A) one year after the completion of our initial Business Combination or (B) subsequent to the initial Business Combination, if   (x) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Upon the closing of the Initial Public Offering on July 3, 2018, the Sponsor purchased an aggregate of  7,750,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share (the “Private Placement Warrants”), at a price of  $1.00 per warrant ($7,750,000 in the aggregate). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Initial Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Initial Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants will expire worthless.

Forward Purchase Agreement

Effective June 4, 2018, the Company entered into Forward Purchase Agreements with the anchor investors, pursuant to which the anchor investors agreed to purchase an aggregate of 18,100,000 Class A ordinary shares plus 4,525,000 redeemable warrants for an aggregate purchase price of $181 million in a private placement to close concurrently with the closing of the initial Business Combination. The forward purchase warrants will have the same terms as the Public Warrants sold in the Initial Public Offering. The Sponsor transferred 2,262,500 Founder Shares to the anchor investors on June 19, 2018 as an inducement to enter into the Forward Purchase Agreements for no cash consideration. The Company entered into an additional Forward Purchase Agreement as of June 29, 2018, with an accredited investor providing for the purchase of 900,000 Class A ordinary shares, plus 225,000 forward purchase warrants, for an aggregate purchase price of $9.0 million, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial Business Combination. As an inducement to such accredited investor to enter into the Forward Purchase Agreement, the Company will issue an aggregate of 112,500 Class B ordinary shares to the accredited investor for nominal cash consideration upon the completion of the initial Business Combination. The obligations under the Forward Purchase Agreements do not depend on whether any public shareholders redeem their shares and provide the Company with a minimum funding level for the initial Business Combination.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Registration Rights

Pursuant to a registration rights agreement to be entered into concurrently with the closing of the Initial Public Offering, the holders of the Private Placement Warrants, the warrants that may be issued upon conversion of the working capital loans, and the Founder Shares will be entitled to registration rights with respect to such warrants and the Class A ordinary shares underlying such warrants and Founder Shares. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the lock-up period applicable to the securities to be covered by such registration statement.

Related Party Loans and Advance Related to Initial Public Offering

The Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. The Company borrowed an aggregate of $100,000 under the Note and repaid this amount on July 3, 2018.

In connection with the Initial Public Offering and the purchase of the Private Placement Warrants, the Sponsor and its affiliates transferred $10,550,000 to the Company, of which $2,800,000 was in excess of the private placement, and paid $146,404 of offering costs related to the Initial Public Offering. The amount in excess of the private placement and the offering costs were repaid by the Company to such parties on July 3, 2018.

Administrative Services Agreement

The Company will pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor may, but is not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

5. Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2018, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration as a result of the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. Of these, the Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 30, 2018. All share amounts have been retroactively restated to reflect the share capitalization. At June 30, 2018, there were 11,712,500 Class B ordinary shares issued and outstanding.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2018, there were no preference shares issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

6. Subsequent Events

On July 3, 2018, the Company consummated its Initial Public Offering of 28,750,000 Units, including 3,750,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $287.5 million. Simultaneously with the consummation of the Initial Public Offering, the Sponsor purchased 7,750,000 Private Placement Warrants at price of $1.00 per warrant, generating gross proceeds of $7.75 million.

At the closing of the Initial Public Offering on July 3, 2018, the Company incurred offering costs of approximately $12.0 million, inclusive of $6.91 million in deferred underwriting commissions. The Company intends to finance its initial Business Combination with the proceeds from the Initial Public Offering and the Private Placement Warrants. On July 3, 2018, $287.5 million was placed in the Trust Account.

On July 24, 2018, the Company announced that the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and warrants included in the Units commencing on July 27, 2018. Those Units not separated will continue to trade on the New York Stock Exchange under the symbol “NFC.U,” and each of the Class A ordinary shares and warrants that are separated will trade on the New York Stock Exchange under the symbols “NFC” and “NFC WS,” respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to New Frontier Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company formed in the Cayman Islands on March 28, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”) that the Company has not yet identified. Although we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we intend to focus our search for a target with operations or prospects in the healthcare, technology or education sectors in China, which we refer to as the Chinese new economy sectors.

All activity through June 30, 2018 relates to our formation and the initial public offering. The registration statement for our initial public offering was declared effective on June 27, 2018. We consummated the initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, the Class A ordinary shares included in the units, the “public shares”) at $10.00 per unit on July 3, 2018, generating gross proceeds of $287.5 million. We incurred offering costs of approximately $12.0 million, inclusive of approximately $6.91 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated the private placement (“private placement”) of 7,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per private placement warrant with our Sponsor, New Frontier Public Holding Ltd., a Cayman Islands exempted company (the “Sponsor”), generating gross proceeds of approximately $7.75 million.

Upon the closing of the initial public offering and private placement on July 3, 2018, $287.5 million from the net proceeds of the sale of the units in the initial public offering and the private placement was placed in a segregated trust account located in London at Citibank, maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The funds in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial business combination.

If we are unable to complete an initial business combination by July 3, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Critical Accounting Policy

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At June 30, 2018, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share our earnings under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period.

Liquidity and Capital Resources

Overview

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2018, we had a balance of cash and cash equivalents of approximately $2.82 million. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in our unaudited condensed financial statements.

Through June 30, 2018, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account holding the net proceeds of the initial public offering (less taxes payable and deferred underwriting commissions) to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Going Concern Consideration

Our amended and restated memorandum and articles of association provides that we have until July 3, 2020 to complete the initial business combination as discussed above. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the initial business combination by July 3, 2020. In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 3, 2020.

Results of Operations

Our entire activity from March 28, 2018 (inception) through June 30, 2018 was in preparation for our initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 28, 2018 (date of inception) through June 30, 2018, we had net income (loss) of approximately ($13,715), which consisted of formation and operating expenses.

Related Party Transactions

Founder Shares

On April 19, 2018, our Sponsor received 10,750,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), in exchange for a capital contribution of $25,000, which was reflected on the register of members of the Company on May 29, 2018.

Up to 5,000,000 Class B ordinary shares were subject to forfeiture by our Sponsor and anchor investors ratably to the extent the aggregate amount committed to be purchased pursuant to the forward purchase agreements would be less than $200,000,000.

On June 12, 2018, our Sponsor forfeited 475,000 Founder Shares for no consideration in connection with the forward purchase agreements totaling $181,000,000 rather than $200,000,000. On June 18, 2018 and June 27, 2018, we effected two share capitalizations resulting in a total of 11,137,500 and 11,712,500 Class B ordinary shares outstanding, of which our Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 27, 2018. All share amounts have been retroactively restated to reflect the share capitalizations.

The Founder Shares are identical to the public shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

If the underwriters did not exercise their over-allotment option in full, our Sponsor would have forfeited up to 937,500 Founder Shares for no consideration. On July 3, 2018, the underwriters exercised the over-allotment option in full; thus, these shares are no longer subject to forfeiture.

Our Sponsor, Antony Leung and Carl Wu have agreed not to transfer, assign or sell any of its or his Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier of   (a) one year after the completion of the initial business combination with respect to 50% of its or his Founder Shares and any Class A ordinary shares issued upon conversion thereof, (b) two years after the completion of the initial business combination with respect to the remaining 50% of its or his Founder Shares and any Class A ordinary shares issued upon conversion thereof, and (c) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The anchor investors and the members of our management team (other than Antony Leung and Carl Wu) have agreed to not transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier of   (A) one year after the completion of our initial business combination or (B) subsequent to the initial business combination, if   (x) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Upon the closing of the initial public offering on July 3, 2018, our Sponsor purchased an aggregate of  7,750,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of  $1.00 per warrant ($7,750,000 in the aggregate). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the initial public offering held in our trust account pending completion of our initial business combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination and they will be non-redeemable so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units being sold in the Initial Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the units in the Initial Public Offering and have no net cash settlement provisions.

If we do not complete a business combination, then the proceeds will be part of the liquidating distribution to our public shareholders and the Private Placement Warrants will expire worthless.

Forward Purchase Agreement

Effective June 4, 2018, we entered into forward purchase agreements with the anchor investors, pursuant to which the anchor investors agreed to purchase an aggregate of 18,100,000 Class A ordinary shares plus 4,525,000 redeemable warrants for an aggregate purchase price of $181 million in a private placement to close concurrently with the closing of the initial business combination. The forward purchase warrants will have the same terms as the warrants sold in the initial public offering. Our Sponsor transferred 2,262,500 Founder Shares to the anchor investors on June 19, 2018 as an inducement to enter into the forward purchase agreements for no cash consideration. We entered into an additional forward purchase agreement as of June 29, 2018, with an accredited investor providing for the purchase of 900,000 Class A ordinary shares, plus 225,000 forward purchase warrants, for an aggregate purchase price of $9.0 million, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial business combination. As an inducement to such accredited investor to enter into the forward purchase agreement, we will issue an aggregate of 112,500 Class B ordinary shares to the accredited investor for nominal cash consideration upon the completion of the initial business combination. The obligations under the forward purchase agreements do not depend on whether any public shareholders redeem their shares and provide us with a minimum funding level for the initial business combination.

Registration Rights

Pursuant to a registration rights agreement to be entered into concurrently with the closing of the initial public offering, the holders of the Private Placement Warrants, the warrants that may be issued upon conversion of the working capital loans, and the Founder Shares will be entitled to registration rights with respect to such warrants and the Class A ordinary shares underlying such warrants and Founder Shares. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the lock-up period applicable to the securities to be covered by such registration statement.

Related Party Loans and Advance Related Initial Public Offering

The Sponsor agreed to loan us an aggregate of $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the initial public offering. We borrowed an aggregate of $100,000 under the Note and repaid this amount on July 3, 2018.

In connection with the initial public offering and the purchase of the Private Placement Warrants, the Sponsor and its affiliates transferred $10,550,000 to the Company, of which $2,800,000 was in excess of the private placement, and paid $146,404 of offering costs related to the initial public offering. The amount in excess of the private placement and the offering costs were repaid by the Company to such parties on July 3, 2018.

Administrative Services Agreement

We will pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team. Upon completion of the initial business combination or our liquidation, we will cease paying such monthly fees.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor may, but is not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement to be entered into concurrently with the closing of the initial public offering, the holders of the Private Placement Warrants, the warrants that may be issued upon conversion of the working capital loans, and the Founder Shares will be entitled to registration rights with respect to such warrants and the Class A ordinary shares underlying such warrants and Founder Shares. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the lock-up period applicable to the securities to be covered by such registration statement.

Underwriting Agreement

We paid an underwriting discount at the closing of the initial public offering of $3.95 million. An additional fee of $6.91 million was deferred and will become payable upon our completion of an initial Business Combination. The deferred portion of the discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we completes our initial Business Combination.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Prospectus filed with the SEC on June 29, 2018, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On April 19, 2018, the Sponsor purchased 10,750,000 Class B ordinary shares, which issuance was reflected on the register of members of the company on May 29, 2018, in exchange for a capital contribution of $25,000.

Effective June 4, 2018, we entered into forward purchase agreements with the anchor investors, pursuant to which the anchor investors agreed to purchase an aggregate of 18,100,000 Class A ordinary shares plus 4,525,000 redeemable warrants for an aggregate purchase price of $181 million in a private placement to close concurrently with the closing of the initial business combination. The forward purchase warrants will have the same terms as the warrants sold in the initial public offering. The Sponsor transferred 2,262,500 founder shares to the anchor investors on June 19, 2018 as an inducement to enter into the forward purchase agreements for no cash consideration.

On June 12, 2018, the Sponsor forfeited 475,000 founder shares for no consideration in connection with the forward purchase agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding, of which the Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 30, 2018.

We entered into an additional forward purchase agreement as of June 29, 2018, with an accredited investor providing for the purchase of 900,000 Class A ordinary shares, plus 225,000 forward purchase warrants, for an aggregate purchase price of $9.0 million, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial business combination. As an inducement to such accredited investor to enter into the forward purchase agreement, we will issue an aggregate of 112,500 Class B ordinary shares to the accredited investor for nominal cash consideration upon the completion of the initial business combination.

The obligations under the forward purchase agreements do not depend on whether any public shareholders redeem their shares and provide us with a minimum funding level for the initial business combination.

Antony Leung and Carl Wu, the Company’s Chairman and Chief Executive Officer, own an indirect majority interest in and are the directors of and control the Sponsor. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in the Sponsor is an accredited investor under Rule 501 of Regulation D. Each of the anchor investors are accredited investors under Rule 501 of Regulation D.

The foregoing issuances were, and will be, made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Founder Shares were transferred to the anchor investors in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to the foregoing sales.

On July 3, 2018, the Company consummated its initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one Class A ordinary share and one-half of one warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000.

The Company incurred offering costs of approximately $12.0 million, inclusive of approximately $6.91 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 7,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.75 million. The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $287,500,000 was placed in the Trust Account. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 24 months from the closing of the IPO or (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 24 months from the closing of the IPO, subject to applicable law.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-225421), dated June 27, 2018, which was declared effective by the SEC on June 27, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2018.

NEW FRONTIER CORPORATION

/s/ Carl Wu
Name:	Carl Wu
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Shuo Wang
Name:	Shuo Wang
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

