Form 10-Q
period 2018-09-30
New Frontier Corp
filed 2018-11-13
CIK 1737422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of November 12, 2018, 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 11,712,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

NEW FRONTIER CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

NEW FRONTIER CORPORATION

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheet as of September 30, 2018 (unaudited)	F-1

Condensed Statements of Operations for three months ended September 30, 2018 (unaudited) and for the period from March 28, 2018 (date of inception) through September 30, 2018 (unaudited)	F-2

Condensed Statement of Changes in Shareholders’ Equity for the period from March 28, 2018 (date of inception) through September 30, 2018 (unaudited)	F-3

Condensed Statement of Cash Flows for the period from March 28, 2018 (date of inception) through September 30, 2018 (unaudited)	F-4

Notes to Unaudited Condensed Financial Statements	F-5 - F-13

NEW FRONTIER CORPORATION

 CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2018
Assets
Current assets:
Cash	$2,734,579
Prepaid expenses	112,302
Total current assets	2,846,881
Cash and marketable securities held in trust account	288,939,212
Total assets	$291,786,093

Liabilities and Shareholders' Equity
Current liabilities:
Accrued expenses	$191,490
Accounts payable	115,318
Total current liabilities	306,808
Deferred underwriting commissions	6,912,500
Total liabilities	7,219,308

Commitments
Class A ordinary shares, $0.0001 par value; 27,956,678 shares subject to possible redemption at $10.00 per share as of September 30, 2018	279,566,780

Shareholders' Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 793,322 issued and outstanding (excluding 27,956,678 shares subject to possible redemption)	79
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,712,500 shares issued and outstanding	1,171
Additional paid-in capital	3,754,052
Retained earnings	1,244,703
Total Shareholders' Equity	5,000,005
Total Liabilities and Shareholders' Equity	$291,786,093

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW FRONTIER CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period from
	For the three	March 28, 2018 (date
	months ended	of inception) through
	September 30, 2018	September 30, 2018
Revenue
General and administrative fees	$180,794	$194,509
Loss from operations	(180,794)	(194,509)
Other Income:
Interest earned on trust account	1,439,212	1,439,212
Net Income	$1,258,418	$1,244,703

Weighted average shares outstanding of Class A ordinary shares	28,750,000	28,750,000
Basic and diluted net income per share, Class A	$0.05	$0.05
Weighted average shares outstanding of Class B ordinary shares	11,712,500	11,712,500
Basic and diluted net loss per share, Class B	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW FRONTIER CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For The Period From March 28, 2018 (date of inception) through September 30, 2018

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - March 28, 2018 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of ordinary shares to initial shareholder (1)(2)	-	-	11,712,500	1,171	23,829	-	25,000
Sale of units in initial public offering	28,750,000	2,875			287,497,125		287,500,000
Offering Costs					(11,952,918)		(11,952,918)
Sale of private placement warrants to Sponsor in private placement					7,750,000		7,750,000
Ordinary shares subject to possible redemption	(27,956,678)	(2,796)			(279,563,984)		(279,566,780)
Net income	-	-	-	-	-	1,244,703	1,244,703
Balance - September 30, 2018	793,322	$79	11,712,500	$1,171	$3,754,052	$1,244,703	$5,000,005

(1)	In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization.

(2)	On June 12, 2018, the Sponsor forfeited 475,000 Class B ordinary shares in connection with the aggregate amount committed to be purchased pursuant to the forward purchase agreements totaling $181,000,000 rather than $200,000,000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW FRONTIER CORPORATION

 CONDENSED STATEMENT OF CASH FLOWS

For The Period From March 28, 2018 (date of inception) through September 30, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,244,703
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on the trust account	(1,439,212)
Changes in operating assets and liabilities:
Prepaid expenses	(112,302)
Accrued expenses	52,500
Accounts payable	30,783
Net cash used in operating activities	(223,528)

Cash Flows from Investing Activities:
Cash deposited in trust account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds received from promissory note from affiliate	100,000
Repayment of promissory note to affiliate	(100,000)
Proceeds received as advance from affiliate	2,800,000
Repayment of advance to affiliate	(2,800,000)
Proceeds received from initial public offering	287,500,000
Payment of offering costs	(4,791,893)
Proceeds received from private placement	7,750,000
Net cash provided by financing activities	290,458,107

Net increase in cash	2,734,579

Cash - beginning of the period	-
Cash - ending of the period	$2,734,579

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$84,535
Offering costs included in accrued expenses	$138,990
Formation and offering costs paid by Sponsor in exchange for Founder Shares	$25,000
Deferred underwriting commissions in connection with the initial public offering	$6,912,500
Initial value of Class A ordinary shares subject to possible redemption	$279,566,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of September 30, 2018, the Company had not commenced any operations. All activity for the period from March 28, 2018 (date of inception) through September 30, 2018 relates to the Company’s formation and the Initial Public Offering described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Trust Account

Upon the closing of the Initial Public Offering and Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a segregated trust account located in London at Citibank, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”). The Trust Account will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which was referred to as the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

Initial Business Combination

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus dated June 27, 2018 and filed with the SEC on June 29, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on July 10, 2018. The accompanying unaudited interim condensed financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the period presented. Interim results are not necessarily indicative of results for a full year.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 22,125,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through September 30, 2018. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Deposits of cash held outside the United States totaled approximately $64,000 at September 30, 2018.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted principally of costs incurred through the balance sheet date that are related to the preparation for the Initial Public Offering. These costs together with the underwriters’ discount were charged to equity upon completion of the public offering in July 2018.

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

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There were no unrecognized tax benefits as of September 30, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company's financial statements.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders' equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company paid an underwriting discount at the closing of the Initial Public Offering of $3.95 million. An additional fee of approximately $6.91 million was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

4. Related Party Transactions

Founder Shares

During the period from March 28, 2018 (date of inception) through September 30, 2018, the Sponsor received 10,750,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), in exchange for a capital contribution of $25,000.

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

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In connection with the Initial Public Offering and the purchase of the Private Placement Warrants, the Sponsor, and its affiliates transferred $10,550,000 to the Company, of which $2,800,000 was in excess of the private placement, and paid $146,404 of offering costs related to the Initial Public Offering. The amount in excess of the private placement and the offering costs were repaid by the Company to such parties on July 3, 2018.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company has agreed to pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees. As of September 30, 2018, the Company paid $31,000, which represents the administrative services from June 28, 2018 to September 30, 2018, to the affiliate.

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

5. Trust Account and Fair Value Measurement

As of September 30, 2018, investment securities in the Company’s Trust Account consisted of $288,923,503 in United States Treasury Bills and another $15,709 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying	Gross Unrealized	Quoted Prices in Active Markets
	Value	Holding Loss	(Level 1)
U.S. Government Treasury Securities as of September 30, 2018	$288,923,503	$(999,383)	$287,924,120

6. Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2018, there were 28,750,000 Class A ordinary shares issued or outstanding, and there are 27,956,678 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration as a result of the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. Of these, the Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 27, 2018. All share amounts have been retroactively restated to reflect the share capitalization. At September 30, 2018, there were 11,712,500 Class B ordinary shares issued and outstanding.

NEW FRONTIER CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2018, there were no preference shares issued or outstanding.

Warrants —  Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

7. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required an adjustment or disclosure in the unaudited condensed financial statements.

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

All activity through September 30, 2018 relates to our formation and the initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. The registration statement for our initial public offering was declared effective on June 27, 2018. We consummated the initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, the Class A ordinary shares included in the units, the “public shares”) at $10.00 per unit on July 3, 2018, generating gross proceeds of $287.5 million. We incurred offering costs of approximately $12.0 million, inclusive of approximately $6.91 million in deferred underwriting commissions.

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

Critical Accounting Policy

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. We have not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 22,125,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period.

Our statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through September 30, 2018. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Liquidity and Capital Resources

Overview

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2018, we had a balance of cash and cash equivalents of approximately $2.73 million. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in our unaudited condensed financial statements.

Through September 30, 2018, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor.

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

Results of Operations

Our entire activity from March 28, 2018 (date of inception) through September 30, 2018 was in preparation for our initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had net income of $1,258,418, which consisted of interest income from the Trust Account of $1,439,212 less operating expenses of $180,794.

For the period from March 28, 2018 (date of inception) through September 30, 2018, we had net income of $1,244,703, which consisted of interest income from the Trust Account of $1,439,212 less operating expenses of $194,509.

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

Administrative Services Agreement

We will pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team. Upon completion of the initial business combination or our liquidation, we will cease paying such monthly fees. From inception through September 30, 2018, we paid $31,000, which represents the administrative services from June 28, 2018 to September 30, 2018, to our affiliate. During the three months ended September 30, 2018, we paid $30,000, which represents the administrative services from July 1, 2018 to September 30, 2018, to our affiliate.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate our first presentation of changes in shareholders' equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Underwriting Agreement

We paid an underwriting discount at the closing of the initial public offering of $3.95 million. An additional fee of $6.91 million was deferred and will become payable upon our completion of an initial Business Combination. The deferred portion of the discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 12, 2018, the Sponsor forfeited 475,000 founder shares for no consideration in connection with the forward purchase agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding, of which the Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of September 30, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2018.

NEW FRONTIER CORPORATION

/s/ Carl Wu
Name:	Carl Wu
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Shuo Wang
Name:	Shuo Wang
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

