Form 10-K
period 2018-12-31
New Frontier Corp
filed 2019-04-01
CIK 1737422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission File Number 001-38562

New Frontier Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23rd Floor, 299 QRC
287-299 Queen’s Road Central
Hong Kong
Tel: (852) 3703-3251
(Address, including zip code and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	New York Stock Exchange
Warrants, each exercisable for one Class A ordinary share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐
As of April 1, 2019, 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 11,712,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
Documents Incorporated by Reference: None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (this “Form 10-K”) may constitute forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:
•
our ability to complete our initial business combination;

•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•
the proceeds of the sale of the forward purchase shares being available to us;

•
our potential ability to obtain additional financing to complete our initial business combination;

•
our pool of prospective target businesses;

•
the ability of our officers and directors to generate a number of potential investment opportunities;

•
our public securities’ potential liquidity and trading;

•
the lack of a market for our securities;

•
the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•
the trust account not being subject to claims of third parties; or

•
our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
ii

PART I
References in this report to “we,” “us” or the “Company” refer to New Frontier Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to New Frontier Public Holding Ltd., a Cayman Islands exempted company. References to our “initial shareholders” refer to the Sponsor and the Company’s officers and directors.
Item 1.   Business.
Introduction
We are a blank check company incorporated on March 28, 2018 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). We have reviewed, and continue to review a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.
On July 3, 2018, we consummated our initial public offering (the “initial public offering”) of 28,750,000 units (each, a “unit” and collectively, the “units”), including 3,750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one warrant of the Company (the “warrants”), with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of  $10.00 per unit, generating gross proceeds of  $287.5 million.
Simultaneously with the consummation of the initial public offering, we completed the private sale (the “private placement”) of 7,750,000 warrants (the “private placement warrants”) to New Frontier Public Holding Ltd. (the “Sponsor”) at a purchase price of  $1.00 per private placement warrant, generating gross proceeds to the Company of  $7,750,000.
Prior to the consummation of the initial public offering, on April 19, 2018, the Sponsor purchased 10,750,000 Class B ordinary shares of the Company, par value $0.0001 per share (the “founder shares”), which issuance was reflected on the register of members of the company on May 29, 2018 in exchange for a capital contribution of  $25,000, or approximately $0.002 per share, 5,000,000 of which were issued in connection with the forward purchase agreements (as defined below). In addition, as an inducement to the anchor investors (as defined below) to enter into the forward purchase agreements, on June 19, 2018, the Sponsor transferred to the anchor investors an aggregate of 2,262,500 founder shares for no cash consideration. On June 12, 2018, the Sponsor forfeited 475,000 founder shares to us for no consideration. On June 18, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 8,875,000 founder shares after giving effect to the transfer described above. On June 27, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 9,450,000 founder shares. Subsequent to the closing of the initial public offering, the Sponsor transferred an aggregate of 20,000 founder shares to certain of its independent directors (or their designees) in respect of their service on the board of directors.
Prior to the initial public offering, we entered into forward purchase agreements pursuant to which certain accredited investors (the “anchor investors”) agreed to subscribe for an aggregate of 18,100,000 Class A ordinary shares (the “forward purchase shares”) plus 4,525,000 redeemable warrants (the “forward purchase warrants” and, together with the forward purchase shares, the “forward purchase securities”) for a purchase price of   $10.00 multiplied by the number of Class A ordinary shares, or $181,000,000 in the aggregate, which aggregate purchase price includes purchases by entities controlled by Antony Leung and Carl Wu, our Chairman and Chief Executive Officer, for an aggregate of   $21,000,000, in a private placement to close concurrently with the closing of our initial business combination. In connection with these agreements, the Sponsor transferred to the anchor investors an aggregate of 2,262,500 founder shares as an inducement to enter into the forward purchase agreements for no cash consideration. Subject to certain exceptions to forfeiture and transfer provisions, the founder shares transferred in connection with these agreements are subject to similar contractual conditions and restrictions as the founder shares issued to the Sponsor in connection with the initial public offering. The forward purchase warrants will have the same terms as our public warrants. Under the terms of the forward purchase agreements, if an anchor investor fails to close on its obligation to purchase forward purchase securities at the time of the initial business combination, such anchor investor will be contractually required to forfeit any and all founder shares transferred to it.
We entered into an additional forward purchase agreement as of June 29, 2018, with an accredited investor providing for the purchase of 900,000 forward purchase shares, plus 225,000 forward purchase warrants, for an aggregate purchase price of  $9.0 million, or $10.00 per forward purchase share, in a private placement to close concurrently with the closing of the initial business combination. As an inducement to such accredited investor to enter into the forward purchase agreement, we will issue an aggregate of 112,500 Class B ordinary shares to the accredited investor for nominal cash consideration upon the completion of the initial business combination.
The obligations under the forward purchase agreements do not depend on whether any public shareholders redeem their shares and provide us with a minimum funding level for the initial business combination.
A total of  $287,500,000, comprised of  $283,550,000 of the proceeds from the initial public offering (which amount includes $5,600,000 of the underwriters’ deferred discount) and $3,950,000 of the proceeds of the sale of the private placement warrants, was placed in a segregated trust account located in London at Citibank maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”). The amounts held in the trust account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, the funds held in the trust account will not be released until the earliest of  (i) the completion of our initial business combination, (ii) the redemption of any of the Class A ordinary shares included in the units sold in the initial public offering (the “public shares”) properly submitted in connection with a shareholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (iii) the redemption of the public shares if we are unable to complete our initial business combination within 24 months from the closing of the initial public offering, subject to applicable law.
As of December 31, 2018, there was approximately $290.46 million in investments and cash held in the trust account and approximately $2.35 million of cash held outside the trust account. As of December 31, 2018, no funds had been withdrawn from the trust account to pay taxes.
Effecting our initial business combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering, the private placement and the private placement of the forward purchase shares, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
Selection of a target business and structuring of our initial business combination
While we may pursue a business combination target in any business or industry, we intend to focus our search for a target with operations or prospects in the healthcare, technology or education sectors in China (the “Chinese new economy sectors”). We will not consummate, directly or indirectly, a business combination with any company in the life sciences sector or with any company that principally owns real estate that is not incidental to its conduct of an operating business. We believe that China is entering a new era of economic growth, particularly in the Chinese new economy sectors, which we expect will result in attractive initial business combination opportunities for us. We believe this growth will be driven by private sector expansion, technological innovation, increasing consumption by the middle class, structural economic and policy reforms and demographic changes in China. We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.
New York Stock Exchange (“NYSE”) rules require that our initial business combination must occur with one or more operating businesses or assets with a fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses or assets, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make such independent determination of fair market value, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target operating businesses or assets meet the 80% of assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.
We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NYSE’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with the Sponsor or our officers or directors or making the acquisition through a joint venture or other form of shared ownership with the Sponsor or our officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with the Sponsor or our executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Redemption rights for holders of public shares upon consummation of our initial business combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to certain limitations. The amount in the trust account initially was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and, with respect to our initial shareholders other than the anchor investors, public shares in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by the Sponsor with respect to any public shares acquired by them.
Submission of our initial business combination to a shareholder vote
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders (other than the anchor investors) have agreed to vote their founder shares and any public shares purchased during or after the initial public offering in favor of our initial business combination. The anchor investors have agreed to vote their founder shares in favor of our initial business combination. In addition, our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and, with respect to our initial shareholders other than the anchor investors, public shares in connection with the completion of a business combination. The other members of our management team have entered into agreements similar to the one entered into by the Sponsor with respect to any public shares acquired by them.

Conduct of redemptions pursuant to tender offer rules
If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated memorandum and articles of association: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.
Limitation on redemption rights upon completion of our initial business combination if we seek shareholder approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the public shares without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, the Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the public shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
Redemption of public shares and liquidation if no initial business combination
Our amended and restated memorandum and articles of association provides that we will have until July 3, 2020 to complete our initial business combination. If we are unable to complete our initial business combination by July 3, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by July 3, 2020.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than

us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have three executive officers and four other officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.
Available Information
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 23rd Floor, 299 QRC, 287-299 Queen’s Road Central, Hong Kong or by telephone at (852) 3703-3251.

Item 1A.   Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently formed company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until completing a business combination. Because we have no operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
Under certain specific circumstances pursuant to Cayman Islands law, we may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section entitled “Proposed Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
Under certain specific circumstances defined by Cayman Islands law, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our initial shareholders own a substantial percentage of our outstanding ordinary shares. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders (including, for the avoidance of doubt, the anchor investors) and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate our initial business combination.
We have entered into forward purchase agreements pursuant to which the anchor investors have agreed to purchase an aggregate of 19,000,000 forward purchase shares plus 4,750,000 redeemable warrants for a purchase price of  $10.00 per forward purchase share, or $190,000,000 in the aggregate, in a private placement to close concurrently with our initial business combination. The funds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreements do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase shares does not close for any reason, including by reason of the failure by some or all of the anchor investors to fund the purchase price for their forward purchase shares, for example, we may lack sufficient funds to consummate our initial business combination. Additionally, the anchor investors’ obligations to purchase the forward purchase shares are subject to termination prior to the closing of the sale of the forward purchase shares by mutual written consent of the company and each anchor investor, or, automatically: (i) if our initial business combination is not consummated within 24 months from the closing of the initial public offering; or (ii) if the sponsor or the company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of the sponsor or the company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. The anchor investors’ obligations to purchase their forward purchase shares are subject to fulfillment of customary closing conditions, including the following: (i) our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase shares; and (ii) the company must have delivered to the anchor investors a certificate evidencing the company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase shares. In the event of any such failure to fund by an anchor investor, any obligation is so terminated or any such condition is not satisfied and not waived by an anchor investor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While each anchor investor has represented to us that it has sufficient funds to satisfy its obligations under the respective forward purchase agreements, we have not obligated the anchor investors to reserve funds for such obligations.
If the anchor investors purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential initial business combination.
The anchor investors have redemption rights with respect to any public shares they own, subject to the limitation that under the Company’s amended and restated memorandum and articles of association that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the public shares, without the prior consent of the Company. If management proposes an initial business combination that some or all of the anchor investors are not in favor, such anchor investors may decide to purchase public shares in the open market and seek to leverage their redemption rights to influence whether such business combination is consummated. This could result in our having to negotiate for more favorable terms for the anchor investors, which could jeopardize our ability to successfully consummate an initial business combination. See “- In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate our initial business combination.”

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination and after payment of underwriters’ fees and commissions, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 3, 2020 which is the date that is 24 months from the closing of the initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We may not be able to find a suitable target business and complete our initial business combination by July 3, 2020, which is the date that is 24 months from the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.
If we seek shareholder approval of our initial business combination, our initial shareholders, sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.
In the event that the sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender the public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of  (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A ordinary shares and warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities.
Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•
A limited availability of market quotations for our securities;

•
reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•
a limited amount of news and analyst coverage; and

•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants are listed on the NYSE, and as a result are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the initial public offering and the private placement are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of the public shares, you will lose the ability to redeem all such shares in excess of 20% of the public shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the public shares without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold the Excess Shares and, in order to dispose of such Excess Shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies, operating in or providing services to various industries, including businesses with substantial operations in or related to China which operate in the healthcare technology and education sectors. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.
If our funds held outside the trust account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination. At December 31, 2018, we have approximately $2.35 million available to us outside the Trust Account to fund our working capital requirements, which excludes interest income available to us for tax obligations of approximately $2.96 million from our investments in the Trust Account.
The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 3, 2020, assuming that our initial business combinations is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate until at least July 3, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and our warrants will expire worthless. If our funds held outside the trust account are insufficient, it could limit the amount available to fund our search for a target business and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our business combination. As of December 31, 2018, we had approximately $2.35 million available outside of the trust account to fund our working capital requirements, which excludes interest income available to us for tax obligations of approximately $2.96 million from our investments in the trust account. If we are required to seek additional capital, we would need to borrow funds from the sponsor, its affiliates, our management team or other third parties to operate or may be forced to liquidate. Neither the sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any funds held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the monies held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. The sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have entered into a transaction agreement, reduce the amounts in the trust account to below the lesser of  (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked the sponsor to reserve for such indemnification obligations, nor have we independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of the sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of  (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and the sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
•
restrictions on the nature of our investments; and

•
restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•
registration as an investment company;

•
adoption of a specific form of corporate structure; and

•
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months of the initial public offering; or (iii) absent an initial business combination within 24 months from the initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
If we are unable to consummate our initial business combination within the 24 months from the initial public offering, our public shareholders may be forced to wait up to 24 months before redemption from our trust account.
If we are unable to consummate our initial business combination by July 3, 2020, the proceeds then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law of the Cayman Islands (“Companies Law”). In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $18,000 and to imprisonment for five years in the Cayman Islands.
We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.
We will not hold our first annual meeting until after our first fiscal year. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.
We have not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Pursuant to a registration rights agreement entered into concurrently with the initial public offering, the holders of the private placement warrants, the warrants that may be issued upon conversion of the working capital loans, and the founder shares will be entitled to registration rights with respect to such warrants and the ordinary shares underlying such warrants and founder shares. The registration rights will be exercisable with respect to the founder shares, the private placement warrants (including any Class A ordinary shares issuable upon exercise of such private placement warrants) and the warrants that may be issued upon conversion of working capital loans (including any Class A ordinary shares that may be issued upon the exercise of such warrants). Pursuant to the forward purchase agreements, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination (and, with respect to clause (ii)(B) below, within 30 days following announcement of the results of the shareholder vote relating to our initial business combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with our initial business combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of  (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after we complete our initial business combination, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the initial business combination or the disclosure date, as the case may be and (iii) to maintain the effectiveness of such registration statement until the earliest of    (A) the date on which the anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements and the strategic partnership agreement. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or their respective permitted transferees are registered.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We intend to focus our search on businesses with operations or prospects in China which operate in the healthcare, technology and education sectors, but may also pursue business combination targets in other locations or sectors, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
We may seek initial business combination opportunities outside of businesses with operations or prospects in or related to China which operate in the healthcare, technology and education sectors (which industries may or may not be outside of our management’s areas of expertise).
Although we intend to focus on identifying business combination candidates with operations or prospects in China which operate in the healthcare, technology and education sectors, we will consider a business combination outside of these industries if a business combination candidate is presented to us and we determine that such candidate offers an attractive initial business combination opportunity for our company or we are unable to identify a suitable candidate with operations or prospects in China which operate in the healthcare, technology and education sectors, after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our public shareholders than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an investment outside of businesses with operations or prospects in China which operate in the healthcare, technology and education sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding businesses with operations or prospects in China which operate in the healthcare, technology and education sectors would not be relevant to an understanding of the business that we elect to acquire.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.
In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view and we will not be required to obtain an opinion if our board of directors is able to independently determine the fair market value of the target business.
Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If, however, our board of directors is not able to determine independently that the target business has a sufficient fair market value to meet the threshold criterion required by the rules of the NYSE for our initial business combination, we will obtain an opinion from an unaffiliated, independent accounting firm or investment banking firm with respect to the satisfaction of such criterion. Such opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of assets threshold.
We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.
Our amended and restated memorandum and articles of association authorizes the issuance of up to 180,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 preference shares, $0.0001 per share. At December 31, 2018, there were 151,250,000 and 8,287,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, shares issuable upon conversion of the Class B ordinary shares or shares issued upon the sale of the forward purchase shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination. At December 31, 2018, there were no preference shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended by shareholder vote. The issuance of additional ordinary or preference shares:
•
may significantly dilute the equity interest of investors in the initial public offering;

•
may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•
may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike most other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, on an as-converted basis, 20% of the sum of    (i) the total number of public shares (including any such shares issued following the exercise of the over-allotment option), plus (ii) the sum of    (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of our initial business combination (including the forward purchase shares, but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any warrants issued in a private placement to the sponsor or an affiliate of the sponsor upon conversion of working capital loans, minus (b) the number of public shares redeemed by public shareholders in connection with our initial business combination. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.
Resources could be wasted in researching initial business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Taxation — United States Federal Income Tax Considerations — General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of this prospectus captioned ‘‘Taxation — United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules’’). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders
We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon us or any of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws, including federal securities laws. See “Description of Securities — Certain Differences in Corporate Law — Enforcement of Civil Liabilities.”
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel, and restrictions in the forward purchase agreements on hiring certain employees related to the sponsor, could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
The officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities (such as operating companies or investment vehicles) pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with the sponsor, our directors or our executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with the sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of the sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with the sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. The sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with the sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
Since the sponsor and the anchor investors (including certain of our executive officers) will lose their entire investment in our founder shares and/or private placement warrants if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On April 19, 2018, the sponsor purchased 10,750,000 Class B ordinary shares of the Company, par value $0.0001 per share, which issuance was reflected on the register of members of the Company on May 29, 2018 in exchange for a capital contribution of $25,000, or approximately $0.002 per share, 5,000,000 of which were issued in connection with the forward purchase agreements (as defined below). In addition, as an inducement to the anchor investors (as defined below) to enter into with the forward purchase agreements, on June 19, 2018, the Sponsor transferred to the anchor investors an aggregate of 2,262,500 founder shares for no cash consideration. On June 12, 2018, the Sponsor forfeited 475,000 founder shares to us for no consideration. On June 18, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 8,875,000 founder shares after giving effect to the transfer described above. On June 27, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 9,450,000 founder shares. Subsequent to the closing of the initial public offering, the Sponsor transferred an aggregate of 20,000 founder shares to certain of its independent directors (or their designees) in respect of their service on the board of directors.
Simultaneously with the consummation of the initial public offering, the Sponsor purchased 7,750,000 warrants in a private placement at a purchase price of  $1.00 per private placement warrant, generating gross proceeds to the Company of  $7,750,000.
If we do not complete our initial business combination by July 3, 2020, the founder shares will be worthless and private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the initial public offering nears, which is the deadline for our completion of an initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:
•
default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•
our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•
our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•
our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants and forward purchase shares will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants and forward purchase shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The recent economic environment has made it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.
We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants and forward purchase shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from the initial public offering and the sale of the private placement warrants and forward purchase shares provided us with approximately $474 million that we may use to complete our initial business combination (excluding $6,912,500 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:
•
solely dependent upon the performance of a single business, property or asset; or

•
dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of our initial business offering. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial business offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 50% of our ordinary shares. Our initial shareholders, who collectively beneficially own a substantial portion of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. The total number of Class B ordinary shares outstanding after the initial public offering and the expiration of the underwriters’ over-allotment option will equal 20% of the sum of the total number of Class A ordinary shares and Class B ordinary shares outstanding at such time plus the number of Class A ordinary shares to be sold pursuant to the forward purchase agreements. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
The sponsor, our executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 3, 2020, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the sponsor, our executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
Our initial shareholders own a substantial percentage of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. To our knowledge, none of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in the prospectus relating to the initial public offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants and forward purchase warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants and forward purchase warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants and forward purchase warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of    $0.01 per warrant, provided that the closing price of our public shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.
Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 11,500,000 of our Class A ordinary shares as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 6,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. We will also issue 4,525,000 forward purchase warrants concurrently with the closing of the sale of the forward purchase shares. In addition, if the sponsor or an affiliate of the sponsor makes any working capital loans, it may convert those loans into up to an additional 2,000,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be (i) in respect of taxes, a fine or penalty, (ii) inconsistent with a Cayman Islands judgment in respect of the same matter, (iii) impeachable on the grounds of fraud or (iv) obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. In addition, public shareholders are restricted from redeeming their Class A ordinary shares with respect to more than an aggregate of 20% of the public shares. See “- If the anchor investors purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential initial business combination.”
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Risks Associated with Acquiring and Operating a Business Outside the United States
We intend to pursue a target company with operations or opportunities outside of the United States for our initial business combination. Accordingly, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
We intend to pursue a target a company with operations or opportunities outside of the United States for our initial business combination, and therefore may be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:
•
costs and difficulties inherent in managing cross-border business operations;

•
rules and regulations regarding currency redemption;

•
complex corporate withholding taxes on individuals;

•
laws governing the manner in which future business combinations may be effected;

•
exchange listing and/or delisting requirements;

•
tariffs and trade barriers;

•
regulations related to customs and import/export matters;

•
local or regional economic policies and market conditions;

•
unexpected changes in regulatory requirements;

•
longer payment cycles;

•
tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•
currency fluctuations and exchange controls;

•
rates of inflation;

•
challenges in collecting accounts receivable;

•
cultural and language differences;

•
employment regulations;

•
underdeveloped or unpredictable legal or regulatory systems;

•
corruption;

•
protection of intellectual property;

•
social unrest, crime, strikes, riots and civil disturbances;

•
regime changes and political upheaval;

•
terrorist attacks and wars; and

•
deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Asia, which may experience corruption. Our proposed activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.
Risks Associated with Acquiring and Operating a Business in China
The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors and certain other People’s Republic of China regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”) and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce (the “MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a People’s Republic of China (“PRC”) domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.
If, after our initial business combination, substantially all of our assets will be located in China and substantially all of our revenue will be derived from our operations there, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China.
The economic, political and social conditions, as well as government policies, of China could affect our business. The economies in Asia differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (1) such economic growth has been uneven, both geographically and among various sectors of the economy and (2) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
If relations between the United States and the PRC deteriorate, potential target businesses or their goods or services could become less attractive.
The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For instance, the United States recently announced its intention to impose new short-term quotas on Chinese imports, which may be extended for several years. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.
Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant tax authorities.
Under the laws of the PRC, arrangements and transactions among related parties may be subject to audit or challenge by the relevant tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under local law, the relevant tax authorities may have the authority to disallow any tax savings, adjust the profits and losses of such potential future local entities and assess late payment interest and penalties. A finding by the relevant tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of a shareholder’s investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its operations through affiliates in the PRC, the sellers of such entities failed to pay any taxes required under local law, the relevant tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business.
A substantial portion of our operations may be conducted in China, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.
China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.
Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.
The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.
If we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.
If we effect our initial business combination with a business located in the PRC, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations, including any contractual arrangements through which we acquire control of target business as described above. We cannot assure you that we or the target business will be able to enforce any of its material agreements or that remedies will be available in this jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. In addition, the judiciary in the PRC is relatively inexperienced compared to others in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. In addition, to the extent that our target business’ material agreements are with governmental agencies in the PRC, we may not be able to enforce or obtain a remedy from such agencies due to sovereign immunity, in which the government is deemed to be immune from civil lawsuit or criminal prosecution. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments.
After we consummate a business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.
If the government of the PRC finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.
The PRC currently prohibits and/or restricts foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. For example, the PRC may apply restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.”
If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:
•
revoke the business and operating licenses of the potential future target business;

•
confiscate relevant income and impose fines and other penalties;

•
discontinue or restrict the operations of the potential future target business;

•
require us or the potential future target business to restructure the relevant ownership structure or operations;

•
restrict or prohibit our use of the proceeds of the initial public offering to finance our businesses and operations in the relevant jurisdiction; or

•
impose conditions or requirements with which we or the potential future target business may not be able to comply.

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.
On September 8, 2006, the MOFCOM, together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to the MOFCOM, the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission, and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction as determined once a definitive agreement is executed, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to the MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. It is expected that compliance with the regulations will be more time-consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, a business combination we propose may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.
Because the September 8, 2006, PRC merger and acquisition regulations permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.
The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by the MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities intend to limit offshore flips which converted domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation, in the PRC, the new regulations require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders’ interests in an acquisition of a Chinese business or assets.
Ambiguities in the regulations of September 8, 2006 may make it difficult for us to properly comply with all applicable rules and may affect our ability to consummate a business combination.
Although the merger and acquisition regulations provide specific requirements and procedures, there are many ambiguities which give the regulators great latitude in the approval process which may cause uncertainty in our ability to complete a transaction on a timely basis.
The merger and acquisition regulations set forth many requirements that have to be followed, but there are still many ambiguities in the meaning of many provisions. Although further regulations are anticipated in the future, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply. Therefore, we cannot predict the extent to which the regulations will apply to a transaction, and therefore, there may be uncertainty in whether or not a transaction will be completed until the approval process is under way or until the preliminary approvals are obtained. This may negatively impact our ability to consummate a business combination.
If we acquire control of a target business through contractual arrangements with one or more operating businesses in the PRC, such contracts may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.
We will only acquire a business or businesses that, upon the consummation of our initial business combination, will be our majority-owned subsidiaries and will be neither investment companies nor companies excluded from the definition of an investment company by Section 3(c)(1) or 3(c)(7) of the

Investment Company Act. However, the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide-ranging, including, for example, certain aspects of telecommunications, food production, and heavy equipment manufacturers. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous brand names” or “well-established brand names.” Subject to the review and approval requirements of the relevant agencies for acquisitions of assets and companies in the relevant jurisdictions and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in the operating company. The agreements would be designed to provide our company with the economic benefits of, and control over, the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of local parties who would be our nominees and, therefore, may exempt the transaction from certain regulations, including the application process required thereunder.
However, since there has been limited implementation guidance provided with respect to such regulations, the relevant government agency might apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made or that our potential future target businesses are otherwise in violation of local laws or regulations, consequences may include confiscating relevant income and levying fines and other penalties, revoking business and other licenses, requiring restructure of ownership or operations, requiring discontinuation or restriction of the operations of any portion or all of the acquired business, restricting or prohibiting our use of the proceeds of the initial public offering to finance our businesses and operations and imposing conditions or requirements with which we or potential future target businesses may not be able to comply. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under local laws and regulations. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under local law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to offset the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Item 1B.   Unresolved Staff Comments.
None.
Item 2.   Properties.
We currently maintain our executive offices at 23rd Floor, 299 QRC, 287-299 Queen’s Road Central, Hong Kong. The cost for our use of this office space is included in the $10,000 per month fee we will pay to an affiliate of the Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Item 3.   Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.
Item 4.   Mine Safety Disclosures.
None.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our units, Class A ordinary shares and warrants are traded on the NYSE under the symbols “NFC.U,” “NFC” and “NFW WS,” respectively.
Holders
As of March 25, 2019, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 26 holders of record of our Class B ordinary shares and 2 holders of record of our warrants.
Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On April 19, 2018, the Sponsor purchased 10,750,000 founder shares, which issuance was reflected on the register of members of the company on May 29, 2018, in exchange for a capital contribution of $25,000.
Effective June 4, 2018, we entered into forward purchase agreements with the anchor investors, pursuant to which the anchor investors agreed to purchase an aggregate of 18,100,000 forward purchase shares plus 4,525,000 forward purchase warrants for an aggregate purchase price of  $181 million in a private placement to close concurrently with the closing of the initial business combination. The Sponsor transferred 2,262,500 founder shares to the anchor investors on June 19, 2018 as an inducement to enter into the forward purchase agreements for no cash consideration.
On June 12, 2018, the Sponsor forfeited 475,000 founder shares for no consideration in connection with the forward purchase agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 founder shares outstanding, of which the Sponsor, the anchor investors and certain independent directors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of December 31, 2018.
We entered into an additional forward purchase agreement as of June 29, 2018, with an accredited investor providing for the purchase of 900,000 forward purchase shares, plus 225,000 forward purchase warrants, for an aggregate purchase price of  $9.0 million, or $10.00 per Class A ordinary share, in a private placement to close concurrently with the closing of the initial business combination. As an inducement to such accredited investor to enter into the forward purchase agreement, we will issue an aggregate of 112,500 Class B ordinary shares to the accredited investor for nominal cash consideration upon the completion of the initial business combination.
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
Item 6.   Selected Financial Data.
As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to New Frontier Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
Overview
We are a blank check company incorporated on March 28, 2018 as a Cayman Islands exempted company formed for the purpose of effecting a business combination. We have reviewed, and continue to review a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.
On July 3, 2018, we consummated the initial public offering of 28,750,000 units, including 3,750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one Class A ordinary share and one-half of one warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of  $10.00 per unit, generating gross proceeds of  $287.5 million.
Simultaneously with the consummation of the initial public offering, we completed the private placement of 7,750,000 private placement warrants to the Sponsor at a purchase price of  $1.00 per private placement warrant, generating gross proceeds to the Company of  $7,750,000.
Prior to the consummation of the initial public offering, on April 19, 2018, the Sponsor purchased 10,750,000 founder shares, which issuance was reflected on the register of members of the company on May 29, 2018 in exchange for a capital contribution of $25,000, or approximately $0.002 per share, 5,000,000 of which were issued in connection with the forward purchase agreements. In addition, as an inducement to the anchor investors to enter into with the forward purchase agreements, on June 19, 2018, the Sponsor transferred to the anchor investors an aggregate of 2,262,500 founder shares for no cash consideration. On June 12, 2018, the Sponsor forfeited 475,000 founder shares to us for no consideration. On June 18, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 8,875,000 founder shares after giving effect to the transfer described above. On June 27, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 9,450,000 founder shares. Subsequent to the closing of the initial public offering, the Sponsor transferred an aggregate of 20,000 founder shares to certain of its independent directors (or their designees) in respect of their service on the board of directors.
Prior to the initial public offering, we entered into forward purchase agreements pursuant to which the anchor investors agreed to subscribe for an aggregate of 18,100,000 forward purchase shares plus 4,525,000 forward purchase warrants for a purchase price of   $10.00 multiplied by the number of Class A ordinary shares, or $181,000,000 in the aggregate, which aggregate purchase price includes purchases by entities controlled by Antony Leung and Carl Wu, our Chairman and Chief Executive Officer, for an aggregate of   $21,000,000, in a private placement to close concurrently with the closing of our initial business combination. In connection with these agreements, the Sponsor transferred to the anchor investors an aggregate of 2,262,500 founder shares as an inducement to enter into the forward purchase agreements for no cash consideration. Subject to certain exceptions to forfeiture and transfer provisions, the founder shares transferred in connection with these agreements are subject to similar contractual conditions and restrictions as the founder shares issued to the Sponsor in connection with the initial public offering. The forward purchase warrants will have the same terms as our public warrants. Under the terms of the forward purchase agreements, if an anchor investor fails to close on its obligation to purchase forward purchase securities at the time of the initial business combination, such anchor investor will be contractually required to forfeit any and all founder shares transferred to it.
We entered into an additional forward purchase agreement as of June 29, 2018, with an accredited investor providing for the purchase of 900,000 forward purchase shares, plus 225,000 forward purchase warrants, for an aggregate purchase price of  $9.0 million, or $10.00 per forward purchase share, in a private placement to close concurrently with the closing of the initial business combination. As an inducement to such accredited investor to enter into the forward purchase agreement, we will issue an aggregate of 112,500 Class B ordinary shares to the accredited investor for nominal cash consideration upon the completion of the initial business combination.
The obligations under the forward purchase agreements do not depend on whether any public shareholders redeem their shares and provide us with a minimum funding level for the initial business combination.
A total of  $287,500,000, comprised of  $283,550,000 of the proceeds from the initial public offering (which amount includes $5,600,000 of the underwriters’ deferred discount) and $3,950,000 of the proceeds of the sale of the private placement warrants, was placed in a segregated trust account located in London at Citibank maintained by Continental Stock Transfer & Trust Company, acting as trustee. The amounts held in the trust account is invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, the funds held in the trust account will not be released until the earliest of  (i) the completion of our initial business combination, (ii) the redemption of any of the Class A ordinary shares included in the units sold in the initial public offering (the “public shares”) properly submitted in connection with a shareholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (iii) the redemption of the public shares if we are unable to complete our initial business combination within 24 months from the closing of the initial public offering, subject to applicable law.
In connection with the initial public offering, we incurred offering costs of approximately $12 million, inclusive of approximately $6.91 million in deferred underwriting commissions. We paid $3.95 million of underwriting fees upon the closing of the initial public offering and deferred $6.91 million of underwriting fees until the consummation of the initial business combination.
Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering, the private placement and the private placement of the forward purchase securities, although substantially all of the net proceeds are intended to be applied toward consummating an initial business combination.

If we are unable to complete our initial business combination by July 3, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by July 3, 2020.
Results of Operations
For the year ended December 31, 2018, we incurred a loss from operations of  $778,402, which was offset by interest income from the trust account of  $2,961,152 and from the operational account of  $164. Through December 31, 2018, our efforts have been limited to organizational activities, activities relating to the initial public offering, activities relating to identifying and evaluating prospective business combination candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account and operational account. As of December 31, 2018, $290,461,152 was held in the trust account (including $6,912,500 of deferred underwriting commissions) and we had cash outside of trust of  $2,353,541 and $444,561 in accounts payable and accrued expenses.
Except for the withdrawal of interest to pay our income taxes, if any, our amended and restated memorandum and articles of association, subject to the requirements of law and regulation, provide that none of the funds held in the trust account will be released from the trust account until the earliest of   (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by July 3, 2020, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by July 3, 2020.
As of December 31, 2018, there was approximately $290.46 million in investments and cash held in the trust account and approximately $2.35 million of cash held outside the trust account. As of December 31, 2018, no funds had been withdrawn from the trust account to pay taxes.
We have agreed to pay an affiliate of the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, commencing on the effective date of the initial public offering through the earlier of our consummation of an initial business combination or our liquidation. We recognized $61,000 for the period from March 28, 2018 (inception) to December 31, 2018 in connection with this agreement in the accompanying statement of operations.
Liquidity and Capital Resources
Through December 31, 2018, our liquidity needs were met by the proceeds of the initial public offering, the receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor and the proceeds of the private placement.
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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.
Contractual Obligations
Registration Rights
The holders of the private placement warrants, the warrants that may be issued upon conversion of any working capital loans and the founder shares will be entitled to registration rights with respect to such warrants and the ordinary shares underlying such warrants and founder shares. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period for such securities.
Pursuant to the forward purchase agreements, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination (and, with respect to clause (ii)(B) below, within 30 days following announcement of the results of the shareholder vote relating to our initial business combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with our initial business combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of  (A) the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and the anchor investors’ founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors any time after we complete our initial business combination, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the initial business combination or the disclosure date, as the case may be and (iii) to maintain the effectiveness of such registration statement until the earliest of    (A) the date on which the anchor investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements. We will bear the cost of registering these securities.

Underwriting Agreement
We granted the underwriters a 45-day option from June 27, 2018 to purchase up to 3,750,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions, which was fully exercised on July 3, 2018.
We recognized an underwriting discount of  $0.55 per unit, or $10.86 million in the aggregate, and paid $3.95 million upon the consummation of the initial public offering. $0.35 per unit, or $6.91 million in the aggregate will be payable to the underwriters for deferred underwriting fees. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policy
Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our accompanying balance sheet.
Recent Accounting Pronouncements
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
New Frontier Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheet of New Frontier Corporation (the “Company”) as of December 31, 2018 and the related statements of operations, changes in shareholders’ equity and cash flows for the period from March 28 (date of inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 2018, and the results of its operations and its cash flows for the period from March 28 (date of inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
This financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2018.
Whippany, New Jersey
April 1, 2019

NEW FRONTIER CORPORATION
BALANCE SHEET
December 31, 2018
December 31, 2018
Assets
Current assets:
Cash	$2,353,541
Prepaid expenses	59,738
Total current assets	2,413,279
Investments held in Trust	290,461,152
Total assets	$292,874,431
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts expenses	$129,074
Accounts payable	315,487
Due to affiliate	27,558
Total current liabilities	472,119
Deferred underwriting commissions	6,912,500
Total liabilities	7,384,619
Commitments
Class A ordinary shares, subject to possible redemption; 28,048,981 shares at $10.00 per share	280,489,810
Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 701,019 issued and outstanding (excluding 28,048,981 shares subject to possible redemption)	70
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,712,500 shares issued and outstanding	1,171
Additional paid-in capital	2,815,847
Retained earnings	2,182,914
Total Shareholders’ Equity	5,000,002
Total Liabilities and Shareholders’ Equity	$292,874,431

See accompanying notes to the audited financial statements.

NEW FRONTIER CORPORATION
STATEMENT OF OPERATIONS
For The Period From March 28, 2018 (date of inception) through December 31, 2018
For the Period from March 28, 2018 (Date of Inception) through December 31, 2018
Revenue	$—
General and administrative fees	778,402
Loss from operations	(778,402)
Other income:
Interest income	2,961,316
Net income	$2,182,914
Weighted average shares outstanding of Class A ordinary shares	28,750,000
Basic and diluted net income per share, Class A	$0.10
Weighted average shares outstanding of Class B ordinary shares	11,712,500
Basic and diluted net loss per share, Class B	$(0.07)

See accompanying notes to the audited financial statements.

NEW FRONTIER CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Period From March 28, 2018 (date of inception) through December 31, 2018
	Ordinary Shares				Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – March 28, 2018 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to initial shareholder(1)(2)	—	—	11,712,500	1,171	23,829	—	25,000
Sale of units in initial public offering	28,750,000	2,875	—	—	287,497,125	—	287,500,000
Offering Costs	—	—	—	—	(11,968,102)	—	(11,968,102)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,750,000	—	7,750,000
Ordinary shares subject to possible redemption	(28,048,981)	(2,805)	—	—	(280,487,005)	—	(280,489,810)
Net income	—	—	—	—	—	2,182,914	2,182,914
Balance – December 31, 2018	701,019	$70	11,712,500	$1,171	$2,815,847	$2,182,914	$5,000,002

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

See accompanying notes to the audited financial statements.

NEW FRONTIER CORPORATION
STATEMENT OF CASH FLOWS
For the period from March 28, 2018 (date of inception) through December 31, 2018
For the Period from March 28, 2018 (Date of Inception) through December 31, 2018
Cash Flows from Operating Activities:
Net income	$2,182,914
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on the trust account	(2,961,152)
Changes in operating assets and liabilities:
Prepaid expenses	86,666
Accrued expenses	129,074
Accounts payable	240,487
Amounts due to affiliates	(118,846)
Net cash used in operating activities	(440,857)
Cash Flows from Investing Activities:
Cash deposited in trust account	(287,500,000)
Net cash used in investing activities	(287,500,000)
Cash Flows from Financing Activities:
Proceeds received from promissory note from affiliate	100,000
Repayment of promissory note to affiliate	(100,000)
Proceeds received as advance from Sponsor and its affiliate	2,800,000
Repayment of advance to affiliate	(2,800,000)
Proceeds received from initial public offering	287,525,000
Payment of offering costs	(4,980,602)
Proceeds received from private placement	7,750,000
Net cash provided by financing activities	290,294,398
Net increase in cash	2,353,541
Cash – beginning of the period	—
Cash – end of the period	$2,353,541
Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$280,489,810
Deferred underwriting commissions in connection with the initial public offering	$6,912,500
Deferred legal service fee at the completion of business combination	$75,000
Formation and offering costs paid by sponsor in exchange for founder shares	$25,000
Prepaid expenses paid by affiliates on behalf of the Company	$146,404

See accompanying notes to the audited financial statements.

NOTES TO THE AUDITED FINANCIAL STATEMENTS
Note 1.   Organization and Business Operations
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
As of December 31, 2018, the Company had not commenced any operations. All activity for the period from March 28, 2018 (date of inception) through December 31, 2018 relates to the Company’s formation and the Initial Public Offering described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
Financing
The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 27, 2018.
On July 3, 2018, the Company consummated its Initial Public Offering of 28,750,000 units (each, a “Unit” and collectively, the “Units”), including 3,750,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of  $287.5 million, and incurring offering costs of approximately $12.0 million, inclusive of  $6.91 million in deferred underwriting commissions (Note 3). The Company intends to finance its initial Business Combination with the proceeds from the Initial Public Offering and a $7.75 million private placement of warrants (the “Private Placement”) (Note 4). Upon the closing of the Initial Public Offering and the Private Placement, $287.5 million was held in the Trust Account (defined below).
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
Initial Business Combination
The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which holders of public shares (“public shareholders”) may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, or (ii) provide public shareholders with the opportunity to redeem their public shares by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.
If the Company holds a shareholder vote in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account but not previously released to the Company to pay income taxes. As a result, such ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.00 per public ordinary share ($287,500,000 held in the Trust Account divided by 28,750,000 public ordinary shares).
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
The Sponsor and certain accredited investors (the “anchor investors” and collectively with the Sponsor, the “initial shareholders”) have entered into agreements with the Company pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and, with respect to the initial shareholders other than the anchor investors, public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and, with respect to the initial shareholders other than the anchor investors, public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if it has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame).
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
Note 2.   Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 22,125,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per ordinary share for the period.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through December 31, 2018. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2018, 28,048,981 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
Use of Estimates
The preparation of condensed interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.
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

There were no unrecognized tax benefits as of December 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Recent Accounting Pronouncements
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring after the date of the balance sheet were issued, require potential adjustment to or disclosure in the balance sheet and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.
Note 3.   Initial Public Offering
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
Note 4.   Related Party Transactions
Founder Shares
During the period ended March 28, 2018 (date of inception) through December 31, 2018, the Sponsor received 10,750,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), in exchange for a capital contribution of $25,000.
Up to 5,000,000 Class B ordinary shares were subject to forfeiture by the Sponsor and anchor investors ratably to the extent the aggregate amount committed to be purchased pursuant to the Forward Purchase Agreements would be less than $200,000,000.
On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration in connection with the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding, of which the Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively. All share amounts have been retroactively restated to reflect the share capitalizations.
Subequent to the closing of the Initial Public Offering, the Sponsor transferred 10,000 Founder Shares to independent director, Edward Leong Che-hung, and 5,000 Founder Shares to each of two trusts for the benefit of family members of David Johnson in connection Messrs. Leong and Johnson’s service as directors.
The Founder Shares are identical to the public shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.
If the underwriters did not exercise their over-allotment option in full, the Sponsor would have forfeited up to 937,500 Founder Shares for no consideration. On July 3, 2018, the underwriters exercised the over-allotment option in full; thus, these shares were no longer subject to forfeiture.
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

Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company at its option and exercisable by such holders on the same basis as the warrants included in the Units being sold in this offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in this offering and have no net cash settlement provisions.
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
In connection with the Initial Public Offering and the purchase of the Private Placement Warrants, the Sponsor, paid an excess amount of  $2,800,000 to the Company. In the meantime, the Sponsor, through its affiliate, paid $146,404 for offering costs related to Initial Public Offering. Both of these transactions were repaid by the Company to the Sponsor and the affiliate on July 3, 2018, respectively.

Administrative Services Agreement
The Company has agreed to pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees. As of December 31, 2018, the Company incurred $61,000 under the administration services agreement for the period from June 28, 2018 through December 31, 2018, to the affiliate.
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
Note 5.   Trust Account and Fair Value Measurement
As of December 31, 2018, investment securities in the Company’s Trust Account consisted of $290,445,374 in United States Treasury Bills and another $15,778 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:
	Carrying Value	Gross Unrealized Holding Loss	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of December 31, 2018, quoted on Bank Discount Yield 2.05% and matures January 03, 2019	$290,445,374	($36,313)	$290,409,061
Note 6.   Shareholders’ Equity
Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2018, there were 28,750,000 Class A ordinary shares issued and outstanding, and there are 28,048,981 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration as a result of the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. Of these, the Sponsor, the anchor investors and certain independent directors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 27, 2018. All share amounts have been retroactively restated to reflect the share capitalization. At December 31, 2018, there were 11,712,500 Class B ordinary shares issued and outstanding.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of  $0.0001 per share. At December 31, 2018, there were no preference shares issued and outstanding.
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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.   Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information.
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance.
Our current directors, executive officers and officers are as follows:
Name	Age	Title
Antony Leung	67	Chairman
Carl Wu	35	Chief Executive Officer, Director
David Johnson	65	Director
Edward Leong Che-hung	79	Director
Frederick Ma Si-hang	67	Director
Harry Chang	45	Vice President of Corporate Development, Secretary
Shuo Wang	30	Chief Financial Officer
Antony Leung, 67, has been our Chairman since our inception. Mr. Leung is the Group Chairman of NFG, which he co-founded with Carl Wu in 2016. Mr. Leung is also the Group Chairman of Nan Fung Group, a leading Greater China conglomerate based in Hong Kong engaging in real estate and investment businesses. Before joining Nan Fung Group in 2014, Mr. Leung worked for Blackstone, where he held various positions including Senior Managing Director, Co-Head of Private Equity in Asia, Chairman of Greater China and member of the Executive Committee, being responsible for growing Blackstone’s business in Asia. He successfully arranged the investment by China Investment Corporation in Blackstone’s IPO in 2007.
Mr. Leung was the Financial Secretary of Hong Kong Special Administrative Region Government from 2001 to 2003. He played an instrumental role in promoting a closer economic relationship between the mainland of China and Hong Kong, symbolized by his signing, on behalf of the Hong Kong Government, of the Closer Economic Partnership Arrangement (CEPA) with the Central Government in 2003. Other public services that Mr. Leung had engaged in included Non-Official Member of the Executive Council of Hong Kong SAR, Chairman of The Education Commission, Chairman of The University Grants Committee, Member of The Exchange Fund Advisory Committee, Director of Hong Kong Airport Authority and Hong Kong Futures Exchange, and Member of the Preparatory Committee and Election Committee for Hong Kong SAR.
In addition to his experience in investment and government, Mr. Leung had extensive senior management experience in financial institutions. He was the Chairman of Asia and Head of Greater China for JP Morgan Chase from 1996 to 2001, contributed to the rapid expansion of the Asian business of the bank and oversaw the mergers with Jardine Flemings, JP Morgan and Chase in the region. He also took series of leadership roles in Citibank including Head of China and Hong Kong, Head of Investment Banking for North and Southwest Asia and Head of Private Bank in Asia.
Mr. Leung previously served as Independent Director of Industrial and Commercial Bank of China, China Mobile (Hong Kong) Limited, and American International Assurance (Hong Kong) Limited; Vice Chairman of China National Bluestar Group, International Advisory Board Member of China Development Bank and Chairman of Harvard Business School Association of Hong Kong. Mr. Leung is currently an Independent Non-Executive Director of China Merchants Bank. He is also chairman of the charity organizations, Heifer Hong Kong and Food Angel.
Mr. Leung’s qualifications to serve on our board of directors include: his over 40 years of corporate, investment and government experience; his experience as a board member and executive officer of public and private companies in a wide variety of industries; and his proprietary network and unique insights into government policies and reforms.
Carl Wu, 35, has been our Chief Executive Officer since our inception. Mr. Wu is an investor, entrepreneur and business builder. Prior to co-founding NFG with Mr. Leung in 2016, Mr. Wu worked at Blackstone from 2007 to 2016, where he was one of the youngest Managing Directors globally from December 2014 to 2016. Mr. Wu helped establish Blackstone’s businesses in Asia and China with

Mr. Leung and as such executed a variety of Blackstone’s investments in China. Mr. Wu also led the process to set up the first RMB denominated investment fund by an international private equity firm in Asia for Blackstone. Apart from his extensive investment experience in China and globally, Mr. Wu has also founded several Internet and healthcare businesses. He is the Executive Chairman and co-founder of Boxful Technology, HelloToby Technology, and YD Care, and the Chairman of Care Alliance, China Guizhou Big Data Fund and Precision Therapeutics. Under his leadership, Boxful Technology has become one of the largest on-demand self-storage service providers in Asia, YD Care has grown to become one of the leading and fastest-growing home health operators in China and HelloToby Technology is one of the leading local service marketplace Internet platforms in Hong Kong.
Mr. Wu currently also serves on the board of directors of Precision Therapeutics, Unimed Healthcare and Happiness F&B Group. He previously served on the board of Pactera Technology (the largest private enterprise solutions company in China with over 24,000 employees).
Mr. Wu’s qualifications to serve our board of directors include: his extensive experience in private equity investing, mergers and acquisitions, corporate finance and company building; his track record at Blackstone and in founding and managing various ventures; and his deep industry knowledge across multiple Chinese new economy sectors.
David Lawrence Johnson, 65, is a director. Mr. Johnson is an Executive Senior Advisor at Blackstone. Since joining Blackstone in January 2013 as a Senior Managing Director, Mr. Johnson has led a number of Blackstone’s mergers and acquisitions deals, including the 2014 acquisition of Accuvant, which, under his leadership, was merged with FishNet to create Optiv Inc., one of the largest private cybersecurity companies in the world.
Before joining Blackstone, Mr. Johnson served as Senior Vice President of Strategy and Business Development at Dell Corporation, or Dell, where he was responsible for developing short- and long-term strategies for growth with other leaders of Dell’s global business units. During his time at Dell, Mr. Johnson oversaw many of the company’s largest acquisitions and helped transform Dell into an industry leader in software, cloud computing and data security. Mr. Johnson led Dell’s acquisition of Perot Systems, an information technology services provider, one of the largest acquisitions in the company’s history. Mr. Johnson also oversaw the purchase of Exanet in 2010, Dell’s first-ever Israeli acquisition.
Prior to joining Dell, Mr. Johnson spent 27 years at International Business Machines Corporation, or IBM, where he held a variety of operational and financial roles, ultimately leading the company’s Corporate Development activities, including acquisitions, divestitures, key partnerships, investments and acquisition integration. IBM investments overseen by Mr. Johnson included direct minority investments, venture investments and the IBM/Lehman Brothers Private Equity fund focused exclusively on China. Mr. Johnson was responsible for many of IBM’s largest acquisitions during his tenure, including the acquisitions of PWC Consulting and Cognos Business Intelligence SW. Mr. Johnson serves on the boards of directors of several technology companies, including Green Sky Labs, Cylance, Mphasis, Pactera Technology International Ltd., and Cloudreach. He has previously served on the Board of Directors of Optiv and Sunguard.
Mr. Johnson’s qualifications to serve our board of directors include his significant investment and acquisition experience with a variety of multinational organizations and his deep and extensive network in the technology sector.
Edward Leong Che-hung, 79, is a director. Dr. Leong is one of the most respected medical professionals and public health administrators in Asia, having actively engaged in public services and has engaged in various influential public roles during his career. He was a member of the Legislative Council of Hong Kong, representing the medical constituency from 1988 to 2000. In 2002, Dr. Leong was appointed as the chairman of the Hong Kong Hospital Authority where he was involved in drawing up the blueprint for Hospital Authority, taking special responsibility for Medical Service Development. Subsequently, Dr. Leong served as a non-official member of the Executive Council HKSAR from 2005 to 2012. He was chairman of the Hong Kong University Council until 2015 and spearheaded the commissioning of The University of Hong Kong — Shenzhen Hospital in Shenzhen during his term. Dr. Leong also served as the chairman of the Standard Working Hours Committee. His other former public positions include the Chairman of the Elderly Commission HKSAR, Chairman of Hong Kong AIDS Foundation and the Elder Academy Development Foundation. Dr. Leong was awarded the Gold Bauhinia Star in 2001 and the Grand Bauhinia Medal in 2010.
Dr. Leong is a medical doctor in private practice specializing in urology. After graduating from the University of Hong Kong in 1962, Dr. Leong worked in the Department of Surgery in Hong Kong University for 16 years. In addition to training medical students, Dr. Leong also conducted cutting-edge research in his specialist field of urology. His major research contributions include experiments and the human use of the stomach for bladder replacement and urinary diversion. Dr. Leong was appointed Hunterian Professor by the Royal College of Surgeons of England in 1975. He was the first Hong Kong-born Chinese doctor to have received this accolade.
Dr. Leong’s qualifications to serve on our board of directors include his extensive network and deep knowledge in the healthcare and education industries and his significant management experience in both the public and private sectors.
Frederick Ma Si-hang, 67, is a director. Professor Ma is the non-executive chairman of the MTR Corporation. He is currently an independent non-executive director of FWD Group and a director of Husky Energy Inc. Professor Ma was previously an independent non-executive director of Agricultural Bank of China Limited, Aluminum Corporation of China Limited, Hutchison Port Holdings Management Pte. Limited and China Resources Land Limited, and also a non-executive director of China Mobile Communications Corporation and COFCO Corporation. He was a member of Managing Board at Kowloon-Canton Railway Corporation and a director of Airport Authority Hong Kong and the Hong Kong Mortgage Corporation Limited.
Professor Ma has extensive experience in the banking and financial sectors. He started his career at Chase Manhattan Bank in 1973 and returned to Chase Manhattan as Asia-Pacific Managing Director and Area Director of Global Private Bank in 1998. Following the merger of Chase Manhattan and JP Morgan in 2001, Professor Ma was appointed by JP Morgan Private Bank as Asia-Pacific Chief Executive. In 2001, he joined Pacific Century Cyberworks (PCCW) Limited as an Executive Director and was appointed Chief Financial Officer in 2002.
Professor Ma was previously the Secretary for Financial Services and the Treasury of the Hong Kong Special Administrative Region (HKSAR) Government from 2002 to 2007. Professor Ma held the position of the Secretary for Commerce and Economic Development of the HKSAR Government from 2007 to 2008. He is currently a non-official member of the HKSAR Government Chief Executive’s Council of Advisers on Innovation and Strategic Development, a member of the International Advisory Council of China Investment Corporation and the Global Advisory Council of Bank of America. Professor Ma was awarded the Gold Bauhinia Star medal in 2009 and was appointed a Justice of the Peace in 2010.
Besides his corporate and government positions, Professor Ma has also taken various roles in multiple universities in Asia. In 2008, Professor Ma took up an honorary professorship at the School of Economics and Finance at the University of Hong Kong. In August 2013, he was also appointed an Honorary Professor of Business Administration at the Chinese University of Hong Kong. He is currently the Council Chairman of The Education University of Hong Kong.
Professor Ma’s qualifications to serve our board of directors include his over 40 years of public and private sector experience, his deep and extensive financial sector experience his experience as a board member and executive officer of some of the biggest Asian public companies in a variety of industries.
Harry Chang, 45, is our Vice President of Corporate Development and Secretary, Mr. Chang is a Managing Director of New Frontier Capital. Mr. Chang has extensive experience across private equity, credit and special situation investments in the U.S., Europe and China. Prior to joining NFG, Mr. Chang managed multiple private equity funds including the CEL Catalyst China Israel Fund and CEL Global Investment Fund for China Everbright Limited and the Cross-Border CITIC-Kazyna Investment Fund for CITIC Capital. Prior to his work in China, Mr. Chang had over a decade of investment experience in Europe. Based in London, he was a founding member of the Lehman Brothers European Special Situations Group covering investments across Europe, the Middle East and Asia. Prior to his experience in Europe, Mr. Chang was a member of Merrill Lynch’s Leveraged Finance and High Yield Group in New York.

Shuo Wang, 30, is our Chief Financial Officer. Mr. Wang presently serves as the Group Finance Controller of NFG, working with venture teams across NFG’s platform to support the rapid and sustainable growth of each business. Mr. Wang has extensive finance supervisory experience. Prior to joining NFG, Mr. Wang oversaw the Internal Control, Risk and Compliance functions of Amcor China and served on the Finance and Audit Committee of Amcor APAC. Mr. Wang had a key role in assessing acquisition opportunities and conducting post-investment integration for Amcor China. Prior to Amcor, Mr. Wang led a consulting team at Deloitte servicing multinational financial sector and pharmaceutical industry clients. While at Deloitte, Mr. Wang provided audit services on IPO engagements in both the United States and Hong Kong.
Mr. Wang earned his bachelor’s degree in Engineering from Fudan University and an International MBA from the Sauder School of Business at the University of British Columbia.
Number and Terms of Office of Officers and Directors
Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Carl Wu, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Edward Leong Che-hung, Frederick Ma Si-hang and David Johnson, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Antony Leung, will expire at our third annual meeting of shareholders.
In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. In addition, established the operating and advisory committee, which is an advisory committee of the Board of Directors formed for the purpose of assisting management with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire. Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the compensation committee and nominating and corporate governance committee of a listed company be comprised solely of independent directors.
Audit Committee
We have an audit committee of the board of directors. Frederick Ma Si-hang and David Johnson serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Pursuant to the NYSE’s phase-in rules for newly listed companies, we have one year from the date on which we are first listed on the NYSE to have our audit committee be comprised of three members. We intend to identify one additional independent director to serve on the audit committee within the applicable time period. Professor Ma and David Johnson are independent.
Professor Ma serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Professor Ma qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:
•
meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•
monitoring the independence of the independent auditor;

•
verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•
inquiring and discussing with management our compliance with applicable laws and regulations;

•
pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•
appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of the initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the initial public offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The charter also provides that the audit committee has the authority to engage independent counsel and other advisers as it determines necessary to carry out its duties. The written charter is available on our website. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Form 10-K.
Compensation Committee
We have a compensation committee of our board of directors. The members of our compensation committee are Edward Leong Che-hung, Frederick Ma Si-hang and David Johnson, with Dr. Leong serving as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including: reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
•
reviewing and approving the compensation of all of our other Section 16 executive officers;

•
reviewing our executive compensation policies and plans;

•
implementing and administering our incentive compensation equity-based remuneration plans;

•
assisting management in complying with our proxy statement and annual report disclosure requirements;

•
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•
producing a report on executive compensation to be included in our annual proxy statement; and

•
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC. The written charter is available on our website. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Form 10-K.
Nominating and Corporate Governance Committee
We have a nominating and corporate governance committee. The members of our nominating and corporate governance committee are Edward Leong Che-hung, Frederick Ma Si-hang and David Johnson, each of whom is an independent director under the NYSE’s listing standards. Mr. Johnson serves as chair of the nominating and corporate governance committee.
The primary purposes of our nominating and corporate governance committee is to assist the board in:
•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

•
developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•
coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•
reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE, and is available on our website. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report on Form 10-K.
Director Nominations
Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the first annual meeting of the shareholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.
Code of Business Conduct and Ethics and Committee Charters
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, executive officers and employees that complies with the rules and regulations of the NYSE. The Code of Business Conduct and Ethics codifies the business and ethical principles that govern all aspects of our business. We have previously filed copies of our form of Code of Business Conduct and Ethics, our forms of Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request to us in writing at 23rd Floor, 299 QRC, 287-299 Queen’s Road Central, Hong Kong or by telephone at (852) 3703-3251.
If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Item 11.   Executive Officer and Director Compensation.
None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we pay an affiliate of the Sponsor $10,000 per month, or up to $240,000 in the aggregate, for office space, secretarial and administrative services provided to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or our or their affiliates. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to the Sponsor, our executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.
The following table sets forth information available to us at April 1, 2019 with respect to ordinary shares held by:
•
each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•
each of our executive officers and directors; and

•
all of our executive officers and directors as a group.

The following table is based on 40,462,500 ordinary shares of outstanding at April 1, 2019, of which 28,750,000 were Class A ordinary shares and 11,712,500 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
New Frontier Public Holding Ltd. (the Sponsor)(2)	9,430,000	23.31%
Antony Leung(3)	10,205,000	25.22%
Carl Wu(4)	9,817,500	24.26%
Shuo Wang	0	0.00%
David Johnson	0	0.00%
Edward Leong Che-hung	10,000	0.02%
Frederick Ma Si-hang	—	0.00%
All executive officers and directors as a group (6 individuals)	10,602,500	26.20%

*
Less than one percent.

(1)
Unless otherwise noted, the business address of each of our shareholders is 23rd Floor, 299 QRC, 287-299 Queen’s Road Central, Hong Kong.

(2)
Antony Leung and Carl Wu share voting and dispositive power over the securities held by New Frontier Public Holding Ltd. Each of Mr. Leung and Mr. Wu disclaims beneficial ownership over any securities owned by our sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Excludes forward purchase shares that will only be issued, if at all, at the time of our initial business combination.

(3)
Includes 9,430,000 Class B shares owned by New Frontier Public Holding Ltd., 600,000 Class A shares underlying the units purchased by Mr. Leung in the initial public offering and 175,000 Class B shares received by Mr. Leung from New Frontier Public Holding Ltd. in respect of his forward purchase commitment.

(4)
Includes 9,430,000 Class B shares owned by New Frontier Public Holdings Ltd., 300,000 shares underlying the units purchased by Mr. Wu in the initial public offering and 87,500 shares received by Mr. Wu in respect of his forward purchase commitment.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.
On April 19, 2018, the Sponsor purchased 10,750,000 founder shares which issuance was reflected on the register of members of the Company on May 29, 2018 in exchange for a capital contribution of $25,000, or approximately $0.002 per share. On June 19, 2018, the Sponsor transferred to the anchor investors an aggregate of 2,262,500 founder shares as an inducement to enter into the forward purchase agreements for no cash consideration and on June 12, 2018 the Sponsor forfeited 475,000 founder shares for no consideration. On June 18, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 8,875,000 founder shares after giving effect to the transfer described above. On June 27, 2018, we effected a share capitalization resulting in the Sponsor holding an aggregate of 9,450,000 founder shares. Subsequent to the closing of the Initial Public Offering, the Sponsor transferred 10,000 Founder Shares to independent director, Edward Leong Che-hung, and 5,000 Founder Shares to each of two trusts for the benefit of family members of David Johnson in connection Messrs. Leong and Johnson's service as directors.
The Sponsor purchased an aggregate of 7,750,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant ($7,750,000 in the aggregate), in a private placement that closed simultaneously with the closing of the initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.
Antony Leung and Carl Wu, our Chairman and Chief Executive Officer, purchased 900,000 units in the initial public offering and certain other investors identified by Mr. Leung and Mr. Wu purchased 8.1 million units in the initial public offering. The underwriters will not receive any underwriting discounts or commissions on the 9 million units purchased by such parties, including Mr. Leung and Mr. Wu.
Prior to the initial public offering, we entered into forward purchase agreements pursuant to which the anchor investors agreed to purchase an aggregate of 18,100,000 Class A ordinary shares, plus 4,525,000 redeemable warrants, for a purchase price of $10.00 per Class A ordinary share, as applicable, or $181,000,000 in the aggregate, in a private placement to close concurrently with the closing of our initial business combination. In connection with these forward purchase agreements, the Sponsor transferred to the anchor investors an aggregate of 2,262,500 founder shares as an inducement to enter into the forward purchase agreements for no cash consideration. We entered into forward purchase agreements with entities controlled by Antony Leung, our Chairman, and Carl Wu, our Chief Executive Officer, providing for the sale of 1,400,000 and 700,000 forward purchase shares, and 350,000 and 175,000 forward purchase warrants, respectively, for an aggregate purchase price of $10.00 per Class A ordinary share, or $14,000,000 and $7,000,000, respectively. In connection with these forward purchase agreements, the Sponsor transferred to these anchor investors 175,000 and 87,500 founder shares, respectively. The founder shares transferred to the anchor investors are subject to similar contractual conditions and restrictions as the founder shares issued to the Sponsor. The anchor investors will have redemption rights with respect to any public shares they own. The forward purchase warrants will have the same terms as our public warrants.
We entered into an additional forward purchase agreement as of June 29, 2018, with an accredited investor providing for the purchase of 900,000 forward purchase shares, plus 225,000 forward purchase warrants, for an aggregate purchase price of  $9.0 million, or $10.00 per forward purchase share, in a private placement to close concurrently with the closing of the initial business combination. As an inducement to such accredited investor to enter into the forward purchase agreement, we will issue an aggregate of 112,500 Class B ordinary shares to the accredited investor for nominal cash consideration upon the completion of the initial business combination.
The obligations under the forward purchase agreements do not depend on whether any public shareholders redeem their shares and provide us with a minimum funding level for the initial business combination.

The forward purchase agreements also provide that the anchor investors are entitled to registration rights with respect to their (A) forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after we complete our initial business combination.
The Sponsor and our officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of the initial public offering.
We currently maintain our executive offices at 23rd Floor, 299 QRC, 287-299 Queen’s Road Central, Hong Kong. The cost for our use of this space is included in the $10,000 per month, or up to $240,000 in the aggregate, fee we will pay to the Sponsor or an affiliate of the Sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the NYSE. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
We also have paid (or, with respect to cash payments due in future years, will pay) each of our independent directors for services rendered as board members prior to the completion of our initial business combination, at their option, up to $50,000 per year commencing on the date of the prospectus relating to the initial public offering or 10,000 founder shares (which were transferred to such directors by the Sponsor), and will reimburse such directors for reasonable out-of-pocket expenses incurred in connection with fulfilling their roles as directors.
Other than the foregoing, no compensation of any kind, including finder’s and consulting fees, will be paid by us to the Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates.
Prior to the closing of the initial public offering, the Sponsor loaned us funds to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2018 or the closing of the initial public offering. The Company borrowed an aggregate of  $100,000 under the Note and repaid this amount on July 3, 2018.
In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or its affiliate may, but is not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration rights agreement with respect to the founder shares and private placement warrants.

Director Independence
NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Edward Leong Che-hung, Frederick Ma Si-hang and David Johnson are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Item 14.   Principal Accounting Fees and Services.
Fees for professional services provided by our independent registered public accounting firm WithumSmith+Brown, PC since inception include:
For the Period from March 28, 2018 (date of inception) through December 31, 2018
Audit Fees(1)	$82,500
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$82,500

(1)
Audit Fees.   Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees.   Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)
Tax Fees.   Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)
All Other Fees.   All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Registered Independent Public Accounting Firm
The audit committee is responsible for appointing, setting compensation and overseeing the work of the registered independent public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the registered independent public accounting firm as provided under the audit committee charter.

PART IV
Item 15.   Exhibits, Financial Statement Schedules.
(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)
Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)
Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index
Exhibit Number	Description
1.1	Underwriting Agreement, dated June 27, 2018, by and between the Company and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225421), filed with the SEC on June 4, 2018).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-225421), filed with SEC on June 20, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-225421), filed with the SEC on June 14, 2018).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-225421), filed with the SEC on June 14, 2018).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-225421), filed with the SEC on June 14, 2018).
4.4	Warrant Agreement, dated June 27, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1. to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.1	Letter Agreement, dated June 27, 2018, by and among the Company, its executive officers, its directors and New Frontier Public Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.2	Investment Management Trust Agreement, dated June 27, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).

Exhibit Number	Description
10.3	Registration Rights Agreement, dated June 27, 2018, by and between the Company and New Frontier Public Holding Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.4	Private Placement Warrants Purchase Agreement, dated June 27, 2018, by and between the Company and New Frontier Public Holding Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.5	Indemnity Agreement, dated June 27, 2018, by and between the Company and Antony Leung (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.6	Indemnity Agreement, dated June 27, 2018, by and between the Company and Carl Wu (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.7	Indemnity Agreement, dated June 27, 2018, by and between the Company and David Johnson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.8	Indemnity Agreement, dated June 27, 2018, by and between the Company and Edward Leong Che-hung (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.9	Indemnity Agreement, dated June 27, 2018, by and between the Company and Frederick Ma Si-hang (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.10	Indemnity Agreement, dated June 27, 2018, by and between the Company and Shuo Wang (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.11	Promissory Note, dated as of April 19, 2018, issued to New Frontier Public Holding Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-225421), filed with the SEC on June 4, 2018).
10.12	Securities Subscription Agreement, dated April 19, 2018 between New Frontier Public Holding Ltd. and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-225421), filed with the SEC on June 4, 2018).
10.13	Administrative Services Agreement, dated June 27, 2018, by and between the Company and New Frontier Capital II Ltd. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-38562), filed with the SEC on July 3, 2018).
10.14	Form of Forward Purchase Agreement, dated as of June 4, 2018, between the Registrant, New Frontier Public Holding Ltd. and the party listed on the signature page thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-225421), filed with the SEC on June 20, 2018).
10.15	Deed of Waiver to Forward Purchase Agreements, effective as of June 22, 2018 (incorporated by reference to Exhibit 10.10 to Company’s Registration Statement on Form S-1/A (File No. 333-225421), filed with SEC on June 22, 2018).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A (File No. 333-225421), filed with SEC on June 20, 2018).

Exhibit Number	Description
24	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEW FRONTIER CORPORATION
Date: April 1, 2019	By:	/s/ Carl Wu
Carl Wu Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Wu and Shuo Wang and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Name	Title	Date
/s/ Antony Leung Antony Leung	Chairman	April 1, 2019
/s/ Carl Wu Carl Wu	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019
/s/ David L. Johnson David L. Johnson	Director	April 1, 2019
/s/ Edward Leong Che-Lung Edward Leong Che-Lung	Director	April 1, 2019
/s/ Frederick Ma Si-hang Frederick Ma Si-hang	Director	April 1, 2019
/s/ Shuo Wang Shuo Wang	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019