Form 10-Q
period 2019-03-31
New Frontier Corp
filed 2019-05-15
CIK 1737422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-38562

NEW FRONTIER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	N/A
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

23rd Floor, 299 QRC 287-299 Queen’s Road Central Hong Kong	N/A
Address of Principal Executive Offices	Zip Code

(852) 3703-3251
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	NFC.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	NFC	New York Stock Exchange
Warrants, each exercisable for one Class A ordinary share	NFC WS	New York Stock Exchange

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒    No ☐

As of May 14, 2019, 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 11,712,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

NEW FRONTIER CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

NEW FRONTIER CORPORATION

NEW FRONTIER CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2019
	(unaudited)	December 31, 2018
Assets
Current assets:
Cash	$1,980,886	$2,353,541
Prepaid expenses and other assets	54,759	59,738
Total current assets	2,035,645	2,413,279
Investments held in trust account	292,177,475	290,461,152
Total assets	$294,213,120	$292,874,431

Liabilities and Shareholders' Equity
Current liabilities:
Accrued expenses	$51,922	$129,074
Accounts payable	353,262	315,487
Due to affiliates	32,558	27,558
Total current liabilities	437,742	472,119
Deferred underwriting commissions	6,912,500	6,912,500
Total current liabilities	7,350,242	7,384,619

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,186,287 and 28,048,981 at $10.00 per share as of March 31, 2019 and December 31, 2018 respectively.	281,862,870	280,489,810

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 563,713 and 701,019 shares, respectively, issued and outstanding (excluding 28,186,287 and 28,048,981 shares, respectively, subject to possible redemption)	56	70
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,712,500 shares issued and outstanding	1,171	1,171
Additional paid-in capital	1,442,801	2,815,847
Retained earnings	3,555,980	2,182,914
Total Shareholders' equity	5,000,008	5,000,002
Total Liabilities and Shareholders' Equity	$294,213,120	$292,874,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW FRONTIER CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the three
months ended
March 31, 2019
Revenue	$-
General and administrative expenses	343,257
Loss from operations	(343,257)
Other Income:
Interest Income	1,716,323
Net Income	$1,373,066

Weighted average shares outstanding of Class A ordinary shares	28,750,000
Basic and diluted net income per ordinary share, Class A	$0.06
Weighted average shares outstanding of Class B ordinary shares	11,712,500
Basic and diluted net loss per ordinary share, Class B	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW FRONTIER CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2019

(Unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balances – January 1, 2019	701,019	$70	11,712,500	$1,171	$2,815,847	$2,182,914	$5,000,002
Change in Class A ordinary shares subject to possible redemption	(137,306)	(14)	-	-	(1,373,046)	-	(1,373,060)
Net income	-	-	-	-	-	1,373,066	1,373,066
Balances – March 31, 2019	563,713	$56	11,712,500	$1,171	$1,442,801	$3,555,980	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW FRONTIER CORPORATION

 CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,373,066
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on the trust account	(1,716,323)
Changes in operating assets and liabilities:
Prepaid expenses	4,979
Accrued expenses	(77,152)
Accounts payable	37,775
Due to affiliates	5,000
Net cash used in operating activities	(372,655)

Cash Flows from Investing Activities:
Redemption of T bills	290,495,000
Purchase of new T bills	(290,495,003)
Residual interest income in investment	3
Net cash provided by investing activities	-

Net decrease in cash	(372,655)

Cash - beginning of period	2,353,541
Cash - end of the period	$1,980,886

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,373,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Frontier Corporation

Notes to Condensed Financial Statements

March 31, 2019

(unaudited)

1. Organization and Business Operations

Incorporation

New Frontier Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on March 28, 2018. There was nominal activity in the Company for the period from March 28, 2018 to March 31, 2018. The functional currency of the Company is the United States dollar.

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

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from March 28, 2018 (date of inception) through March 31, 2019 relates to the Company’s formation and the Initial Public Offering described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 27, 2018.

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

Trust Account

Upon the closing of the Initial Public Offering and Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a segregated Trust Account located in London at Citibank, maintained by Continental Stock Transfer & Trust Company, acting as trustee. The Trust Account will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which was referred to as the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

If the Company holds a shareholder vote in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account but not previously released to the Company to pay income taxes. As a result, such ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account initially was $10.00 per public ordinary share ($287,500,000 held in the Trust Account divided by 28,750,000 public ordinary shares).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations. The accompanying unaudited interim condensed financial statements have been prepared in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the period presented. Interim results are not necessarily indicative of results for a full year.

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

The Company’s condensed statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 28,186,287 and 28,048,981 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Deposits of cash held outside the United States totaled approximately $1.98 million and $2.35 million at March 31, 2019 and December 31, 2018, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

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

There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration in connection with the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding, of which the Sponsor and the anchor investors held an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 27, 2018. All share amounts have been retroactively restated to reflect the share capitalizations.

Subsequent to the closing of the Initial Public Offering, the Sponsor transferred 10,000 Founder Shares to Edward Leong Che-hung and 5,000 Founder Shares to each of two trusts for the benefit of family members of David Johnson in connection with Messrs. Leong and Johnson’s service as members of the Company’s board of directors.

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

The Company has agreed to pay, pursuant to the letter agreement entered into by and among the Company, the Sponsor and the Company's directors and officers entered into in connection with the Initial Public Offering, $50,000 cash per year to those independent members of the Company's board of directors who have elected to not receive Founder Shares for services rendered as board members prior to the completion of the initial Business Combination. Pursuant to such agreement, the Company paid $25,000 to Frederick Ma Si-hang, an independent member of the Company's board of directors, on January 28, 2019 for services rendered as a board member. All other independent members of the Company's board of directors elected to receive founder shares pursuant to such agreement and, as a result, will not receive any cash payments thereunder.

As of March 31, 2019, the Company owes an affiliate $32,558 for reimbursable trip expenses.

Administrative Services Agreement

The Company has agreed to pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees. For the three months ended March 31, 2019, the Company paid $30,000, which represents the administrative services paid to the affiliate.

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

5. Trust Account and Fair Value Measurement

As of March 31, 2019, investment securities in the Company’s Trust Account consisted of $292,161,370 in United States Treasury Bills and another $16,105 held as cash and cash equivalents. As of December 31, 2018, investment securities in the Company’s Trust Account consisted of $290,445,374 in United States Treasury Bills and another $15,778 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of March 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

		Gross	Quoted Price
	Carrying	Unrealized	in Active Markets
	Value	Holding Gain (Loss)	(Level 1)

U.S. Government Treasury Securities as of March 31, 2019	$292,161,370	$18,182	$292,179,552
U.S. Government Treasury Securities as of December 31, 2018	$290,445,374	$(36,313)	$290,409,061

6. Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there were 28,750,000 Class A ordinary shares issued or outstanding, and there are 28,186,287 and 28,048,981 Class A ordinary shares, respectively, subject to possible redemption at March 31, 2019 and December 31, 2018.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration as a result of the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. Of these, the Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 27, 2018. All share amounts have been retroactively restated to reflect the share capitalization. At March 31, 2019 and December 31, 2018 there were 11,712,500 Class B ordinary shares issued and outstanding.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there were no preference shares issued or outstanding.

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

All activity through March 31, 2019 relates to our formation and the initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. The registration statement for our initial public offering was declared effective on June 27, 2018. We consummated the initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, the Class A ordinary shares included in the units, the “public shares”) at $10.00 per unit on July 3, 2018, generating gross proceeds of $287.5 million. We incurred offering costs of approximately $12.0 million, inclusive of approximately $6.91 million in deferred underwriting commissions.

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

Our statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through March 31, 2019. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Liquidity and Capital Resources

Overview

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2019, we had a balance of cash and cash equivalents of approximately $1.98 million. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in our unaudited condensed financial statements.

Through March 31, 2019, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor. As of March 31, 2019, we had approximately $1.98M in cash held outside the trust account. We intend to use these funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a business combination.

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

Results of Operations

Our entire activity after the initial public offering through March 31, 2019 was pursuing a business combination target with operations or prospects in the healthcare, technology or education sectors. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 1, 2019 through March 31, 2019, we had net income of $1,373,066, which consisted of interest income from the Trust Account of $1,716,323 less operating expenses of $343,257.

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

On June 12, 2018, our Sponsor forfeited 475,000 Founder Shares for no consideration in connection with the forward purchase agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. All share amounts have been retroactively restated to reflect the share capitalizations.

Subsequent to the closing of the initial public offering, our Sponsor transferred 10,000 Founder Shares to Edward Leong Che-hung and 5,000 Founder Shares to each of two trusts for the benefit of family members of David Johnson in connection with Messrs. Leong and Johnson’s service as members of our board of directors.

As of March 31, 2019, our Sponsor, the independent directors (or their designees) and the anchor investors hold an aggregate of 9,430,000, 20,000 and 2,262,500 Founder Shares, respectively.

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

Administrative Services Agreement

We will pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team. Upon completion of the initial business combination or our liquidation, we will cease paying such monthly fees. From inception through March 31, 2019, we paid $91,000, which represents the administrative services from June 28, 2018 to March 31, 2019, to our affiliate. During the three months ended March 31, 2019, we paid $30,000, which represents the administrative services from January 1, 2019 to March 31, 2019, to our affiliate.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On June 12, 2018, the Sponsor forfeited 475,000 founder shares for no consideration in connection with the forward purchase agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. Subsequent to the closing of the initial public offering, the Sponsor transferred 10,000 founder shares to Edward Leong Che-hung and 5,000 founder shares to each of two trusts for the benefit of family members of David Johnson in connection with Messrs. Leong and Johnson’s service as members of the Company’s board of directors. As of March 31, 2019, the Sponsor, the independent directors (or their designees) and the anchor investors hold an aggregate of 9,430,000, 20,000 and 2,262,500 founder shares, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2019.

NEW FRONTIER CORPORATION

/s/ Carl Wu
Name:	Carl Wu
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Shuo Wang
Name:	Shuo Wang
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

