Form 10-Q
period 2019-06-30
New Frontier Corp
filed 2019-08-14
CIK 1737422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 13, 2019, 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 11,712,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

NEW FRONTIER CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

NEW FRONTIER CORPORATION

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	F-1

Condensed Statements of Operations for the three months ended June 30, 2019, six months ended June 30, 2019, three months ended June 30, 2018 and for the period from March 28, 2018 (date of inception) through June 30, 2018 (unaudited)	F-2

Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2019 and for the period from March 28, 2018 (date of inception) through June 30, 2018 (unaudited)	F-3

Condensed Statements of Cash Flows for the six months ended June 30, 2019 and for the period from March 28, 2018 (date of inception) through June 30, 2018 (unaudited)	F-4

Notes to Condensed Financial Statements	F-5 - F-13

NEW FRONTIER CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current Assets:
Cash	$1,741,246	$2,353,541
Prepaid expenses and other assets	3,453	59,738
Total current assets	1,744,699	2,413,279
Investments held in trust account	293,902,478	290,461,152
Total assets	$295,647,177	$292,874,431

Liabilities and Shareholders' Equity
Current liabilities:
Accrued expenses	$62,320	$129,074
Accounts payable	105,126	315,487
Due to affiliates	30,000	27,558
Total current liabilities	197,446	472,119
Deferred underwriting commissions	6,912,500	6,912,500
Total current liabilities	7,109,946	7,384,619

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,353,723 and 28,048,981 at $10.00 per share as of June 30, 2019 and December 31, 2018 respectively	283,537,230	280,489,810

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 396,277 and 701,019 shares, respectively, issued and outstanding (excluding 28,353,723 and 28,048,981 shares, respectively, subject to possible redemption)	40	70
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,712,500 shares issued and outstanding	1,171	1171
Additional paid-in capital	-	2,815,847
Retained earnings	4,998,790	2,182,914
Total Shareholders' equity	5,000,001	5,000,002
Total Liabilities and Shareholders' Equity	$295,647,177	$292,874,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW FRONTIER CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30, 2019	For the period from March 28, 2018 (date of inception) through June 30, 2018	For the three months ended June 30, 2019	For the three months ended June 30, 2018
Revenue	$-	$-	$-	$-
General and administrative expenses	393,907	13,715	50,650	13,715
Loss from operations	(393,907)	(13,715)	(50,650)	(13,715)
Other Income:
Interest Income	3,441,325	-	1,725,002	-
Net Income (loss)	$3,047,418	$(13,715)	$1,674,352	$(13,715)

Weighted average shares outstanding of Class A ordinary shares	28,750,000	-	28,750,000	-
Basic and diluted net income per ordinary share, Class A	$0.12	$-	$0.06	$-
Weighted average shares outstanding of Class B ordinary shares	11,712,500	11,712,500	11,712,500	11,712,500
Basic and diluted net loss per ordinary share, Class B	$(0.03)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW FRONTIER CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2019 and for the period from March 28, 2018 (date of inception) through June 30, 2018

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances – January 1, 2019	701,019	$70	11,712,500	$1,171	$2,815,847	$2,182,914	$5,000,002
Change in Class A ordinary shares subject to possible redemption	(137,306)	(14)	-	-	(1,373,046)	-	(1,373,060)
Net income during the period	-	-	-	-	-	1,373,066	1,373,066
Balances – March 31, 2019	563,713	56	11,712,500	1,171	1,442,801	3,555,980	5,000,008
Change in Class A ordinary shares subject to possible redemption	(167,436)	(16)	-	-	(1,674,343)	-	(1,674,359)
Net income during the period	-	-	-	-	-	1,674,352	1,674,352
Reclassification of additional paid-in-capital to retained earnings	-	-	-	-	231,542	(231,542)	-
Balances – June 30, 2019	396,277	$40	11,712,500	$1,171	$-	$4,998,790	$5,000,001

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances – March 28, 2018 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of ordinary shares to initial shareholders	-	-	-	-	-	-	-
Net loss during the period	-	-	-	-	-	(13,715)	(13,715)
Balances – March 31, 2018	-	-	-	-	-	-	-
Issuance of ordinary shares to initial shareholders	-	-	11,712,500	1,171	23,829	-	25,000
Net loss during the period	-	-	-	-	-	(13,715)	(13,715)
Balances – June 30, 2018	-	$-	11,712,500	$1,171	$23,829	$(13,715)	$11,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW FRONTIER CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2019	For the period from March 28, 2018 (date of inception) through June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$3,047,418	$(13,715)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on the trust account	(3,441,325)	-
Changes in operating assets and liabilities:
Prepaid expenses	56,285	4,321
Accrued expenses	(66,754)	9,047
Accounts payable	(210,361)	-
Due to affiliates	2,442	-
Net cash used in operating activities	(612,295)	(347)

Cash Flows from Financing Activities:
Proceeds received from promissory note from affiliate	-	100,000
Cash segregated in connection with Private Placement Warrants	-	7,750,000
Deposit in connection with Private Placement Warrants	-	(7,750,000)
Proceeds received as advance from affiliates	-	2,800,000
Payment of offering costs	-	(78,430)
Net cash provided by financing activities	-	2,821,570

Cash Flows from Investing Activities:
Redemption of Treasury Bills	582,733,000	-
Purchase of new Treasury Bills	(582,733,003)	-
Residual interest income in investment	3	-
Net cash provided by investing activities	-	-

Net change in cash	(612,295)	2,821,233

Cash - beginning of period	2,353,541	-
Cash - end of period	$1,741,246	$2,821,233

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$3,047,420	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

New Frontier Corporation

Notes to Condensed Financial Statements

June 30, 2019

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from March 28, 2018 (date of inception) through June 30, 2019 relates to the Company’s formation and the Initial Public Offering described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

The Company will only have 24 months from the closing of the Initial Public Offering, until July 3, 2020, to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Company’s amended and restated memorandum and articles of association provide that, in the event it commences a liquidation and all public shares have been redeemed, all Founder Shares (as defined below) not held by the Sponsor shall be surrendered to the Company for no consideration, such that only the Founder Shares held by the Sponsor share in any assets in liquidation.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Going Concern

The Company’s amended and restated memorandum and articles of association provides that it has until July 3, 2020 to complete the initial Business Combination. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if it fails to complete the initial Business Combination by July 3, 2020. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 3, 2020.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 28,353,723 and 28,048,981 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Deposits of cash held outside the United States totaled approximately $1.74 million and $2.35 million at June 30, 2019 and December 31, 2018, respectively.

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

There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the balance sheet were issued, require potential adjustment to or disclosure in the condensed balance sheets and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

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

On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration in connection with the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding, of which the Sponsor and the anchor investors held an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 27, 2018. All share amounts were retroactively restated to reflect the share capitalizations.

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

Administrative Services Agreement

The Company has agreed to pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees. For the three months ended June 30, 2019, the Company paid $30,000 to the affiliate and owed the affiliate another $30,000, which was subsequently paid on July 19, 2019. For the six months ended June 30, 2019, the Company paid $60,000 to the affiliate and owed the affiliate $30,000, which was subsequently paid on July 19, 2019. During the period from March 28, 2018 through June 30, 2018, and the period from April 1, 2018 through June 30, 2018, the Company did not pay such monthly fee to an affiliate of the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor may, but is not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. There were no amounts outstanding under working capital loans at June 30, 2019 and December 31, 2018.

5. Trust Account and Fair Value Measurement

As of June 30, 2019, investment securities in the Company’s Trust Account consisted of $293,885,273 in United States Treasury Bills and another $17,205 held as cash and cash equivalents. As of December 31, 2018, investment securities in the Company’s Trust Account consisted of $290,445,374 in United States Treasury Bills and another $15,778 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

		Gross	Quoted Price
	Carrying	Unrealized	in Active Markets
	Value	Holding Gain (Loss)	(Level 1)

U.S. Government Treasury Securities as of June 30, 2019, matured at July, 5, 2019 and were rolled into new treasuries maturing October 03, 2019.	$293,885,273	$(11,594)	$293,873,679
U.S. Government Treasury Securities as of December 31, 2018, matured at January, 3, 2019 and were rolled into new treasuries maturing April 04, 2019.	$290,445,374	$(36,313)	$290,409,061

6. Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there were 28,750,000 Class A ordinary shares issued or outstanding, and there are 28,353,723 and 28,048,981 Class A ordinary shares, respectively, subject to possible redemption at June 30, 2019 and December 31, 2018.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration as a result of the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. Of these, the Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 27, 2018. All share amounts have been retroactively restated to reflect the share capitalization. At June 30, 2019 and December 31, 2018 there were 11,712,500 Class B ordinary shares issued and outstanding.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there were no preference shares issued or outstanding.

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

7. Subsequent Events

Entry into a Definitive Material Agreement

Transaction Agreement

On July 30, 2019, the Company entered into a transaction agreement (the “Transaction Agreement”) with NF Unicorn Acquisition L.P., a Cayman Islands limited partnership and a wholly-owned indirect subsidiary of the Company (“NFC Buyer Sub”, and together with the Company, the “Buyer Parties”), Healthy Harmony Holdings, L.P., a Cayman Islands limited partnership (“Healthy Harmony”), Healthy Harmony GP, Inc., a Cayman Islands company and the sole general partner of Healthy Harmony (“HH GP” and, together with Healthy Harmony, the “Target Companies”), TPG Healthy, L.P., a Cayman Islands limited partnership (“TPG Seller”), Fosun Industrial Co., Limited, a Hong Kong company (“Fosun Seller”), Plenteous Flair Limited, a Cayman Islands company (“Boyu Seller”), Roberta Lipson (“Ms. Lipson”), the Benjamin Lipson Plafker Trust, the Daniel Lipson Plafker Trust, the Jonathan Lipson Plafker Trust and the Ariel Benjamin Lee Trust (the foregoing trusts together with Ms. Lipson, the “Lipson Parties,” and together with TPG Seller, Fosun Seller and Boyu Seller, each a “Seller” and collectively, the “Sellers”), pursuant to which the Company will indirectly acquire all of the issued and outstanding equity interests of HH GP (the “GP Shares”) and approximately 99.37% of the issued and outstanding limited partnership interests in Healthy Harmony (the “LP Interests”) from the Sellers on the terms and subject to the conditions set forth therein (the transactions contemplated by the Transaction Agreement and the related ancillary agreements, the “Transaction”). The remaining 0.63% of the issued and outstanding LP Interests are held by certain members of management of the Target Companies and are expected to be acquired by the Company simultaneously with the closing of the Transaction (the “Closing”) on terms and conditions to be agreed between the Company and these holders.

Consideration

The aggregate purchase price for the Transaction is approximately $1.3 billion, subject to customary adjustments as set forth in the Transaction Agreement. Fosun Seller and the Lipson Parties have agreed to, concurrently with the Closing, reinvest a portion of their respective proceeds to be received by them under the Transaction Agreement, in an aggregate amount of approximately $144,756,494, for newly issued ordinary shares, par value $0.0001 per share (“New NFC ordinary shares”), in the post-Transaction company (“New NFC”) at a subscription price of $10.00 per share.

The foregoing description of the Transaction Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Transaction Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

Subscription Agreements

In connection with its entry into the Transaction Agreement, the Company entered into certain subscription agreements (the “Subscription Agreements”), each dated as of July 30, 2019, with certain investors, including Vivo Capital Fund IX (Cayman), L.P. (“Vivo”), pursuant to which, among other things, the Company agreed to issue and sell, in private placements, an aggregate of up to 71.1 million public shares of the Company, to the investors for $10.00 per share (the “Equity Offering”), subject to the Company’s right to reduce the number of public shares to be issued to the investors by up to 25%. The Equity Offering is expected to close immediately prior to the Closing. The investors will be entitled to certain shelf registration rights subject to customary black-out periods and other limitations as set forth in the Subscription Agreements. In connection with the Subscription Agreements, the Company has agreed to pay advisory fees in the aggregate amount of 3.0% of the gross proceeds of the Equity Offering to certain financial advisors at the Closing.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form Subscription Agreement, a copy of which is filed as Exhibit 10.2 hereto and is incorporated by reference herein.

Vivo Letter Agreement

In connection with the entry into the Transaction Agreement, the Company, the Sponsor, Mr. Leung and Mr. Wu entered into a letter agreement with Vivo (the “Vivo Letter Agreement”), pursuant to which Mr. Leung, Mr. Wu and the Sponsor agreed to certain restrictions relating to their shareholdings in the Company.

The foregoing description of the Vivo Letter Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Vivo Letter Agreement, a copy of which is filed as Exhibit 10.3 hereto and is incorporated by reference herein.

Debt Commitment Letters

In order to finance a portion of the cash consideration payable under the Transaction Agreement and the costs and expenses incurred in connection therewith, NF Unicorn Acquisition Limited, a wholly owned indirect subsidiary of the Company (“NF Unicorn”), entered into a senior loan commitment letter with Shanghai Pudong Development Bank Putuo Sub-Branch (“SPDB”) (the “Senior Loan Commitment Letter”), pursuant to which SPDB has agreed, upon the terms and subject to the conditions thereof, to provide a 7-year senior secured credit facility to NF Unicorn in an aggregate principal amount equal to the RMB equivalent of $300,000,000. China Merchants Bank Shanghai Branch (“CMB”) had previously issued a senior loan commitment letter to the Company, which also contemplated a senior secured credit facility in an aggregate amount equal to up to $300,000,000 upon the terms and subject to the conditions thereof.

The Company (and its wholly-owned subsidiaries) only expects to borrow up to an aggregate of $300,000,000 of senior secured term loans to finance the Transaction. As such, the Company (or any of its wholly-owned subsidiaries) expects to enter into a separate senior loan commitment letter or other agreements after the date hereof with SPDB and/or CMB reflecting this arrangement.

The foregoing description of the Senior Loan Commitment Letter does not purport to be complete and is qualified in its entirety by the terms and conditions of the Senior Loan Commitment Letter, a copy of which is filed as Exhibit 10.4 hereto and is incorporated by reference herein.

Further information regarding the Business Combination is set forth in the Current Reports on Form 8-K (File Nos. 333-225940 and 001-38562) filed with the SEC on July 30, 2019 and August 1, 2019.

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

All activity through June 30, 2019 relates to our formation and the initial public offering and, since the closing of the initial public offering, a search for a business combination candidate. The registration statement for our initial public offering was declared effective on June 27, 2018. We consummated the initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, the Class A ordinary shares included in the units, the “public shares”) at $10.00 per unit on July 3, 2018, generating gross proceeds of $287.5 million. We incurred offering costs of approximately $12.0 million, inclusive of approximately $6.91 million in deferred underwriting commissions.

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

Recent Developments

On July 30, 2019, we entered into a transaction agreement (the “Transaction Agreement”) with NF Unicorn Acquisition L.P., a Cayman Islands limited partnership and our wholly-owned indirect subsidiary (“NFC Buyer Sub”, and together with us, the “Buyer Parties”), Healthy Harmony Holdings, L.P., a Cayman Islands limited partnership (“Healthy Harmony”), Healthy Harmony GP, Inc., a Cayman Islands company and the sole general partner of Healthy Harmony (“HH GP” and, together with Healthy Harmony, the “Target Companies”), TPG Healthy, L.P., a Cayman Islands limited partnership (“TPG Seller”), Fosun Industrial Co., Limited, a Hong Kong company (“Fosun Seller”), Plenteous Flair Limited, a Cayman Islands company (“Boyu Seller”), Roberta Lipson (“Ms. Lipson”), the Benjamin Lipson Plafker Trust, the Daniel Lipson Plafker Trust, the Jonathan Lipson Plafker Trust and the Ariel Benjamin Lee Trust (the foregoing trusts together with Ms. Lipson, the “Lipson Parties,” and together with TPG Seller, Fosun Seller and Boyu Seller, each a “Seller” and collectively, the “Sellers”), pursuant to which we will indirectly acquire all of the issued and outstanding equity interests of HH GP (the “GP Shares”) and approximately 99.37% of the issued and outstanding limited partnership interests in Healthy Harmony (the “LP Interests”) from the Sellers on the terms and subject to the conditions set forth therein (the transactions contemplated by the Transaction Agreement and the related ancillary agreements, the “Transaction”). The remaining 0.63% of the issued and outstanding LP Interests are held by certain members of management of the Target Companies and are expected to be acquired by us simultaneously with the closing of the Transaction (the “Closing”) on terms and conditions to be agreed between us and these holders.

The aggregate purchase price for the Transaction is approximately $1.3 billion, subject to customary adjustments as set forth in the Transaction Agreement. Fosun Seller and the Lipson Parties have agreed to, concurrently with the Closing, reinvest a portion of their respective proceeds to be received by them under the Transaction Agreement, in an aggregate amount of approximately $144,756,494, for newly issued ordinary shares, par value $0.0001 per share (“New NFC ordinary shares”), in the post-Transaction company (“New NFC”) at a subscription price of $10.00 per share.

The foregoing description of the Transaction Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Transaction Agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated by reference herein. For a description of certain other agreements entered into in connection with the Transaction Agreement, see Note 7 to the Financial Statements.

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

Our statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through June 30, 2019. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Liquidity and Capital Resources

Overview

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2019, we had a balance of cash of approximately $1.74 million. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in our unaudited condensed financial statements.

Through June 30, 2019, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor. As of June 30, 2019, we had approximately $1.74 million in cash held outside the trust account. We intend to use these funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a business combination.

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

Results of Operations

Our entire activity after the initial public offering through June 30, 2019 was pursuing a business combination target with operations or prospects in the healthcare, technology or education sectors. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 1, 2019 through June 30, 2019, we had net income of $3,047,418, which consisted of interest income from the Trust Account of $3,441,325 less operating expenses of $393,907. For the period from March 28, 2018 (date of inception) through June 30, 2018, we had a net loss of $13,715, which consisted of general and administrative expenses of $13,715.

For the period from April 1, 2019 through June 30, 2019, we had net income of $1,674,352, which consisted of interest income from Trust Account of $1,725,002 less operating expenses of $50,650. For the period from April 1, 2018 through June 30, 2018, we recognized a net loss of $13,715, which consisted of general and administrative expenses of $13,715.

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

As of June 30, 2019, our Sponsor, the independent directors (or their designees) and the anchor investors hold an aggregate of 9,430,000, 20,000 and 2,262,500 Founder Shares, respectively.

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

Administrative Services Agreement

We pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team. Upon completion of the initial business combination or our liquidation, we will cease paying such monthly fees. From inception through June 30, 2019, we paid $91,000, and we subsequently paid $30,000 on July 19, 2019, which represents the administrative services from June 28, 2018 to June 30, 2019, to our affiliate.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 12, 2018, the Sponsor forfeited 475,000 founder shares for no consideration in connection with the forward purchase agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. Subsequent to the closing of the initial public offering, the Sponsor transferred 10,000 founder shares to Edward Leong Che-hung and 5,000 founder shares to each of two trusts for the benefit of family members of David Johnson in connection with Messrs. Leong and Johnson’s service as members of the Company’s board of directors. As of June 30, 2019, the Sponsor, the independent directors (or their designees) and the anchor investors hold an aggregate of 9,430,000, 20,000 and 2,262,500 founder shares, respectively.

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
10.1

Transaction Agreement, dated as of July 30, 2019, by and among the Registrant, NFC Buyer Sub, Healthy Harmony, HH GP and the Sellers (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2019).

10.2

Form of Subscription Agreement, by and between the Registrant and certain institutions and accredited investors (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2019).

10.3

Agreement, dated as of July 30, 2019, by and among Vivo, the Sponsor, the Registrant, Antony Leung and Carl Wu (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2019).

10.4

Commitment Letter, dated June 14, 2019, by and between NF Unicorn and Shanghai Pudong Development Bank Putuo Sub-Branch (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2019).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2019.

NEW FRONTIER CORPORATION

/s/ Carl Wu
Name:	Carl Wu
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Shuo Wang
Name:	Shuo Wang
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)