Form 10-Q
period 2019-09-30
New Frontier Corp
filed 2019-11-14
CIK 1737422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 14, 2019, 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 11,712,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

NEW FRONTIER CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2019

PART I - FINANCIAL INFORMATION

NEW FRONTIER CORPORATION

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	F-1

Condensed Statements of Operations for the three months ended September 30, 2019 and 2018, nine months ended September 30, 2019, and for the period from March 28, 2018 (date of inception) through September 30, 2018 (unaudited)	F-2

Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2019 and for the period from March 28, 2018 (date of inception) through September 30, 2018 (unaudited)	F-3

Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and for the period from March 28, 2018 (date of inception) through September 30, 2018 (unaudited)	F-4

Notes to Condensed Financial Statements	F-5 - F-15

NEW FRONTIER CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current Assets:
Cash	$1,239,877	$2,353,541
Prepaid expenses and other assets	60,168	59,738
Total current assets	1,300,045	2,413,279
Investments held in trust account	295,480,350	290,461,152
Total assets	$296,780,395	$292,874,431

Liabilities and Shareholders' Equity
Current liabilities:
Accrued expenses	$8,780,349	$129,074
Accounts payable	155,901	315,487
Due to affiliate	30,000	27,558
Total current liabilities	8,966,250	472,119
Deferred underwriting commissions	6,912,500	6,912,500
Total current liabilities	15,878,750	7,384,619

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,590,164 and 28,048,981 at $10.00 per share as of September 30, 2019 and December 31, 2018, respectively	275,901,640	280,489,810

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 1,159,836 and 701,019 shares, respectively, issued and outstanding (excluding 27,590,164 and 28,048,981 shares, respectively, subject to possible redemption)	116	70
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,712,500 shares issued and outstanding	1,171	1,171
Additional paid-in capital	7,635,513	2,815,847
Retained earnings (accumulated deficit)	(2,636,795)	2,182,914
Total Shareholders' Equity	5,000,005	5,000,002
Total Liabilities and Shareholders' Equity	$296,780,395	$292,874,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-1

NEW FRONTIER CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30, 2019	For the period from March 28, 2018 (date of inception) through September 30, 2018	For the three months ended September 30, 2019	For the three months ended September 30, 2018
Revenue	$-	$-	$-	$-
General and administrative expenses	9,607,365	194,509	9,213,499	180,794
Loss from operations	(9,607,365)	(194,509)	(9,213,499)	(180,794)
Other Income:
Interest Income	5,019,198	1,439,212	1,577,914	1,439,212
Net Income (loss)	$(4,588,167)	$1,244,703	$(7,635,585)	$1,258,418

Weighted average shares outstanding of Class A ordinary shares	28,750,000	28,750,000	28,750,000	28,750,000
Basic and diluted net income per ordinary share, Class A	$0.17	$0.05	$0.05	$0.05
Weighted average shares outstanding of Class B ordinary shares	11,712,500	11,712,500	11,712,500	11,712,500
Basic and diluted net loss per ordinary share, Class B	$(0.82)	$(0.02)	$(0.79)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-2

NEW FRONTIER CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2019 and for the period from March 28, 2018 (date of inception) through September 30, 2018

(Unaudited)

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	( Deficit)	Equity
Balances – January 1, 2019	701,019	$70	11,712,500	$1,171	$2,815,847	$2,182,914	$5,000,002
Change in Class A ordinary shares subject to possible redemption	(137,306)	(14)	-	-	(1,373,046)	-	(1,373,060)
Net income during the period	-	-	-	-	-	1,373,066	1,373,066
Balances – March 31, 2019	563,713	56	11,712,500	1,171	1,442,801	3,555,980	5,000,008
Change in Class A ordinary shares subject to possible redemption	(167,436)	(16)	-	-	(1,674,343)	-	(1,674,359)
Net income during the period	-	-	-	-	-	1,674,352	1,674,352
Reclassification of additional paid-in-capital to retained earnings	-	-	-	-	231,542	(231,542)	-
Balances – June 30, 2019	396,277	40	11,712,500	1,171	-	4,998,790	5,000,001
Change in Class A ordinary shares subject to possible redemption	763,559	76	-	-	7,635,513	-	7,635,589
Net income during the period	-	-	-	-	-	(7,635,585)	(7,635,585)
Balances – September 30, 2019	1,159,836	$116	11,712,500	$1,171	$7,635,513	$(2,636,795)	$5,000,005

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	( Deficit)	Equity
Balances – March 28, 2018 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of ordinary shares to initial shareholders	-	-	-	-	-	-	-
Net loss during the period	-	-	-	-	-	-	-
Balances – March 31, 2018	-	-	-	-	-	-	-
Issuance of ordinary shares to initial shareholders	-	-	11,712,500	1,171	23,829	-	25,000
Net loss during the period	-	-	-	-	-	(13,715)	(13,715)
Balances – June 30, 2018	-	-	11,712,500	1,171	23,829	(13,715)	11,285
Sale of units in initial public offering	28,750,000	2,875	-	-	287,497,125	-	287,500,000
Offering costs	-	-	-	-	(11,952,918)	-	(11,952,918)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,750,000	-	7,750,000
Change in Class A ordinary shares subject to possible redemption	(27,956,678)	(2,796)	-	-	(279,563,984)	-	(279,566,780)
Net income during the period	-	-	-	-	-	1,258,418	1,258,418
Balances – September 30, 2018	793,322	$79	11,712,500	$1,171	$3,754,052	$1,244,703	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-3

NEW FRONTIER CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2019		For the period from March 28, 2018 (date of inception) through September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)		$(4,588,167)	$1,244,703
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on the trust account		(5,019,198)	(1,439,212)
Changes in operating assets and liabilities:
Prepaid expenses		(430)	(112,302)
Accrued expenses		8,651,275	52,500
Accounts payable		(159,586)	30,783
Due to affiliates		2,442	-
Net cash used in operating activities		(1,113,664)	(223,528)

Cash Flows from Investing Activities:
Redemption of Treasury Bills		876,713,000	-
Purchase of new Treasury Bills		(876,713,190)	-
Cash deposited in trust account			(287,500,000)
Residual interest income in investment		190	-
Net cash used in investing activities		-	(287,500,000)

Cash Flows from Financing Activities:
Proceeds received from promissory note from affiliate		-	100,000
Repayment of promissory note to affiliate			(100,000)
Proceeds received from initial public offering			287,500,000
Proceeds received from private placement		-	7,750,000
Proceeds received as advance from affiliates		-	2,800,000
Repayment of advance to affiliate			(2,800,000)
Payment of offering costs		-	(4,791,893)
Net cash provided by financing activities		-	290,458,107

Net change in cash		(1,113,664)	2,734,579

Cash - beginning of period		2,353,541	-
Cash - end of period		$1,239,877	$2,734,579

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable		$-	$84,535
Offering costs included in accrued expenses		$-	$138,990
Formation and offering costs paid by Sponsor in exchange for Founder Shares		$-	$25,000
Deferred underwriting commissions in connection with the initial public offering		$-	$6,912,500
Initial value of Class A ordinary shares subject to possible redemption	$		$279,566,780
Change in value of ordinary shares subject to redemption		$(4,588,170)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-4

New Frontier Corporation

Notes to Condensed Financial Statements

September 30, 2019

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

Business Purpose

The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more operating businesses (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from March 28, 2018 (date of inception) through September 30, 2019 relates to the Company’s formation and the Initial Public Offering described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On July 30, 2019, the Company entered into a transaction agreement (the “Transaction Agreement”) with NF Unicorn Acquisition L.P., a Cayman Islands limited partnership and a wholly-owned indirect subsidiary of the Company (“NFC Buyer Sub”, and together with the Company, the “Buyer Parties”), Healthy Harmony Holdings, L.P., a Cayman Islands limited partnership (“Healthy Harmony”), Healthy Harmony GP, Inc., a Cayman Islands company and the sole general partner of Healthy Harmony (“HH GP” and, together with Healthy Harmony, the “Target Companies”), TPG Healthy, L.P., a Cayman Islands limited partnership (“TPG Seller”), Fosun Industrial Co., Limited, a Hong Kong company (“Fosun Seller”), Plenteous Flair Limited, a Cayman Islands company (“Boyu Seller”), Roberta Lipson (“Ms. Lipson”), the Benjamin Lipson Plafker Trust, the Daniel Lipson Plafker Trust, the Jonathan Lipson Plafker Trust and the Ariel Benjamin Lee Trust (the foregoing trusts together with Ms. Lipson, the “Lipson Parties,” and together with TPG Seller, Fosun Seller and Boyu Seller, each a “Seller” and collectively, the “Sellers”), pursuant to which the Company will indirectly acquire all of the issued and outstanding equity interests of HH GP (the “GP Shares”) and approximately 99.37% of the issued and outstanding limited partnership interests in Healthy Harmony (the “LP Interests”) from the Sellers on the terms and subject to the conditions set forth therein (the transactions contemplated by the Transaction Agreement and the related ancillary agreements, the “Transaction”). The remaining 0.63% of the issued and outstanding LP Interests are held by certain members of management of the Target Companies and are expected to be acquired by the Company simultaneously with the closing of the Transaction (the “Closing”) on terms and conditions to be agreed between the Company and these holders (Note 7).

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

Mandatory Liquidation and Going Concern

The Company’s amended and restated memorandum and articles of association provides that it has until July 3, 2020 to complete the initial Business Combination. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if it fails to complete the initial Business Combination by July 3, 2020. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 3, 2020.

The Company has principally financed its operations from inception using proceeds from the sale of Founder Shares (as defined in Note 4) to its Sponsor prior to the Initial Public Offering and proceeds from the Private Placement and the Initial Public Offering that were placed in an operating account outside of the Trust Account for working capital purposes. As of September 30, 2019, the Company had $1,239,877 in its operating account, $295,480,350 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and negative working capital of $7,666,205, as such, the Company does not have sufficient liquidity to meet its future obligations.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 22,125,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods.

The Company’s condensed statements of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, 27,590,164 and 28,048,981 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Deposits of cash held outside the United States totaled approximately $1.24 million and $2.35 million at September 30, 2019 and December 31, 2018, respectively.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted principally of costs incurred through the balance sheet date that are related to the preparation for the Initial Public Offering. These costs together with the underwriters’ discount were charged to equity upon completion of the Initial public offering in July 2018.

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

There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Loans and Advance Related to Initial Public Offering

The Sponsor agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. The Company borrowed an aggregate of $100,000 under the Note and repaid this amount on July 3, 2018.

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

Administrative Services Agreement

The Company has agreed to pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees. For the three months ended September 30, 2019, the Company paid $30,000 to the affiliate, representing $30,000 owing from a prior period. Under this agreement, for the nine months ended September 30, 2019, the Company incurred costs of $90,000. For the three months ended September 30, 2018, the Company incurred costs of $30,000. During the period from March 28, 2018 (date of inception) through September 30, 2018, the Company incurred costs of $31,000.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor may, but is not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. There were no amounts outstanding under working capital loans at September 30, 2019 and December 31, 2018.

5. Trust Account and Fair Value Measurement

As of September 30, 2019, investment securities in the Company’s Trust Account consisted of $294,948,867 in United States Treasury Bills and another $531,483 held as cash and cash equivalents. As of December 31, 2018, investment securities in the Company’s Trust Account consisted of $290,445,374 in United States Treasury Bills and another $15,778 held as cash and cash equivalents. The U.S. Government Securities are continually rolled into one-month securities when they mature. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

		Gross	Quoted Price
	Carrying	Unrealized	in Active Markets
	Value	Holding Gain (Loss)	(Level 1)

U.S. Government Treasury Securities as of September 30, 2019, matured on October 03, 2019 and were rolled into new treasuries that matured on October 29, 2019.	$294,948,867	$422,223	$295,371,090
U.S. Government Treasury Securities as of December 31, 2018, matured on January, 3, 2019 and were rolled into new treasuries that matured on April 04, 2019.	$290,445,374	$(36,313)	$290,409,061

6. Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there were 28,750,000 Class A ordinary shares issued or outstanding, and there were 27,590,164 and 28,048,981 Class A ordinary shares, respectively, subject to possible redemption at September 30, 2019 and December 31, 2018.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On June 12, 2018, the Sponsor forfeited 475,000 Founder Shares for no consideration as a result of the Forward Purchase Agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. Of these, the Sponsor and the anchor investors hold an aggregate of 9,450,000 and 2,262,500 shares, respectively, as of June 27, 2018. All share amounts have been retroactively restated to reflect the share capitalization. At September 30, 2019 and December 31, 2018 there were 11,712,500 Class B ordinary shares issued and outstanding.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there were no preference shares issued or outstanding.

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

7. Transaction Agreement

Transaction Agreement

On July 30, 2019, the Buyer Parties entered into the Transaction Agreement with the Target Companies and the Sellers (see Note 1) pursuant to which the Company will indirectly acquire all of the issued and outstanding equity interests of the Target Companies from the Sellers and certain members of the management of the Target Companies on the terms and subject to the conditions set forth therein and in the related ancillary agreements.

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

Further information regarding the Business Combination is set forth in the Current Reports on Form 8-K (File Nos. 333-225940 and 001-38562) filed with the SEC on July 30, 2019, August 1, 2019 and September 9, 2019, as well as in the Company’s proxy materials filed with the SEC on Schedule 14A on October 25, 2019 and November 12, 2019.

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

All activity through September 30, 2019 relates to our formation and our initial public offering (the “initial public offering”) and, since the closing of the initial public offering, a search for a business combination candidate. The registration statement for our initial public offering was declared effective on June 27, 2018. We consummated the initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ exercise of their over-allotment option in full (“units” and, the Class A ordinary shares included in the units, the “public shares”) at $10.00 per unit on July 3, 2018, generating gross proceeds of $287.5 million. We incurred offering costs of approximately $12.0 million, inclusive of approximately $6.91 million in deferred underwriting commissions.

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

Critical Accounting Policy

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. We have not considered the effect of the warrants sold in the initial public offering and private placement to purchase an aggregate of 22,125,000 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods.

Our statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through September 30, 2019. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

Liquidity and Capital Resources

Overview

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2019, we had a balance of cash of approximately $1.24 million. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on us. Consequently, income taxes are not reflected in our unaudited condensed financial statements.

Through September 30, 2019, our liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to the Sponsor. As of September 30, 2019, the Company had $295,480,350 in cash and marketable securities held in the Trust Account to be used for an initial business combination or to repurchase or redeem its ordinary shares in connection therewith, negative working capital of approximately $7,666,205, and $1,239,877 in its operating bank account. We intend to use these funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a business combination.

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

Results of Operations

Our entire activity after the initial public offering through September 30, 2019 was pursuing a business combination target with operations or prospects in the healthcare, technology or education sectors. We will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 1, 2019 through September 30, 2019, we had a net loss of $4,588,167, which consisted of interest income from the Trust Account of $5,019,198 less operating expenses of $9,607,365. For the period from March 28, 2018 (date of inception) through September 30, 2018, we had a net income of $1,244,703 which consisted of interest income from the Trust Account of $1,439,212 less operating expenses of $194,509.

For the period from July 1, 2019 through September 30, 2019, we had a net loss of $7,635,585, which consisted of interest income from the Trust Account of $1,577,914 less operating expenses of $9,213,499. For the period from July 1, 2018 through September 30, 2018, we recognized a net income of $1,258,418, which consisted of interest income from the Trust Account of $1,439,212 less operating expenses of $180,794.

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

As of September 30, 2019, our Sponsor, the independent directors (or their designees) and the anchor investors hold an aggregate of 9,430,000, 20,000 and 2,262,500 Founder Shares, respectively.

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

Administrative Services Agreement

We pay $10,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team. Upon completion of the initial business combination or our liquidation, we will cease paying such monthly fees. From inception through September 30, 2019, we paid $151,000, which represents the administrative services from June 28, 2018 to September 30, 2019, to our affiliate.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S- K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 12, 2018, the Sponsor forfeited 475,000 founder shares for no consideration in connection with the forward purchase agreements totaling $181,000,000 rather than $200,000,000. In June 2018, the Company effected two share capitalizations resulting in an aggregate of 11,712,500 Class B ordinary shares outstanding. Subsequent to the closing of the initial public offering, the Sponsor transferred 10,000 founder shares to Edward Leong Che-hung and 5,000 founder shares to each of two trusts for the benefit of family members of David Johnson in connection with Messrs. Leong and Johnson’s service as members of the Company’s board of directors. As of September 30, 2019, the Sponsor, the independent directors (or their designees) and the anchor investors hold an aggregate of 9,430,000, 20,000 and 2,262,500 founder shares, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2019.

NEW FRONTIER CORPORATION

/s/ Carl Wu
Name:	Carl Wu
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Shuo Wang
Name:	Shuo Wang
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)